Form 10-Q
period 1996-03-31
UNIVERSAL OUTDOOR HOLDINGS INC
filed 1996-05-15
CIK 928063

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(MARK ONE)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                          OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NUMBER 33-82582




                           UNIVERSAL OUTDOOR HOLDINGS, INC.




               DELAWARE                                36-3766705
    ----------------------------             ---------------------------------
    (STATE OR OTHER JURISDICTION             (IRS EMPLOYER IDENTIFICATION NO.)
  OF INCORPORATION OR ORGANIZATION)


             321 NORTH CLARK STREET, SUITE 1010, CHICAGO, ILLINOIS 60610

                    REGISTRANT'S TELEPHONE NUMBER: (312) 644-8673


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                   YES     X                NO
                       -------                 -------

    THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, AS OF MARCH 31, 1996 WAS 437,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995


         The Registrant conducts is business operations through its wholly-owned subsidiary, Universal Outdoor, Inc. and its subsidiaries (collectively, "Universal"). Unless otherwise indicated, references to the Company in the following discussion refer to the consolidated operations of the Registrant and Universal.

         Net revenues increased 16.5% to $8.4 million during the first three months of 1996 compared to $7.2 million in the corresponding 1995 period, reflecting higher advertising rates and occupancy levels and inclusion for the full quarter of revenues from the junior (8-sheet) posters (the "Eight Sheets") acquired by Universal in March 1995 (the "March 1995 Acquisitions"). Overall net revenues from tobacco advertising increased to $1.2 million in the first three months of 1996 from $1.0 million in the 1995 period. As a percentage of net revenues, tobacco advertising sales were 14.5% in the first three months of 1996 which is unchanged from the 1995 period.

         Direct costs of revenues increased to $3.6 million in the first three months of 1996 compared to $3.1 million in the 1995 period. As a percentage of net revenues, direct costs of revenues decreased slightly to 42.4% in the first three months of 1996 compared to 43.0% in the 1995 period.

         General and administrative expenses increased to $1.2 million in the first three months of 1996 from $1.1 million in the 1995 period. As a percentage of net revenues, general and administrative expenses decreased to 14.6% in the first three months of 1996 compared to 14.8% in the 1995 period.

         Depreciation and amortization expense for the first three months of 1996 increased to $2.0 million from $1.7 million in 1995 due to large increases in the fixed assets offset by scheduled depreciation of the older fixed assets.

         Total interest expense in the first three months of 1996 increased slightly to $3.6 million from $3.1 million in the 1995 period.

         The foregoing factors contributed to the Company's $2.0 million net loss in the first three months of 1996 compared to a $1.8 million net loss in the 1995 period.

    LIQUIDITY AND CAPITAL RESOURCES

         Universal established a secured bank credit facility (the "Credit Facility") in November 1993 which initially provided a $12.5 million, five-year revolving line of credit to be used for general corporate purposes, including working capital requirements and acquisitions. The credit agreement governing the Credit Facility (the "Credit Agreement") was amended in November 1994 (i) to extend the maturity date of the Credit Facility to November 1999, (ii) to continue maximum permitted borrowings under the Credit Facility at $12.5 million, and (iii) to provide a secured term loan to Universal (in addition to the Credit Facility) in the original principal amount of $1.2 million for the purchase of Universal's facility located in Addison, Illinois (including the real property).

         At March 31, 1996, approximately $3.0 million was outstanding under the Credit Facility and an additional $9.5 million was available thereunder, compared to December 31, 1995 when approximately $3.3 million was outstanding under the Credit Facility. Permitted borrowings under the Credit Facility are based upon the ratio of Universal's "senior debt" (defined as indebtedness other than indebtedness subordinated to borrowings under the Credit Facility) to "operating cash flow" (defined as net income before interest, taxes, depreciation and amortization). The Credit Facility also requires Universal to comply with certain financial ratios, tested quarterly, that become more restrictive over time, including a maximum ratio of total indebtedness to earnings (as defined in the Credit Agreement) and a minimum ratio of earnings (as defined in the Credit Agreement) to total interest expense. The maximum permitted borrowings under the Credit Facility will be reduced to $10.0 million on May 1, 2000, to reflect a corresponding annual reduction in the lender's commitment thereunder. Universal is required to repay any borrowings to the extent the aggregate amount outstanding under the Credit Facility exceeds the aggregate commitments in effect from time to time.

         In March 1995, the Credit Agreement was amended to establish an additional $7.5 million revolving line of credit (the "Acquisition Line") that may be used by Universal for financing acquisitions of outdoor advertising operations or structures and capital expenditures relating to the development or improvement of advertising structures. In July, 1995, the aggregate amount available under the Acquisition Line was increased to $22.5 million. Substantially all of the Credit Agreement covenants and restrictions applicable to the Credit Facility (including the limitations on permitted borrowings and financial ratio covenants described above) are applicable to the Acquisition Line. The maximum permitted borrowings under the Acquisition Line will be reduced to $19.5 million on May 1, 1996, $15.5 million on May 1, 1997, $10.5 million on May 1, 1998, 4.5 million on May 1, 1999 and zero on May 1, 2000 to reflect a corresponding annual reduction in the lender's commitment thereunder. The Credit Facility and the Acquisition Line are cross-collateralized by the liens securing the Credit Facility and any assets acquired, developed or improved by Universal through the use of funds under the Acquisition Line. At March 31, 1996 approximately $20 million was outstanding under the Acquisition Line. A portion of the amount outstanding under the

    Acquisition Line reflects approximately $12.5 million Universal borrowed in January 1996 as financing in connection with the Adsign Acquisition (described below).

         The Credit Agreement contains certain restrictions with respect to Universal's ability to (i) incur additional indebtedness and contingent liabilities, (ii) create liens and (iii) pay dividends and effect certain other transactions involving the capital stock of Universal. In addition, the indenture governing Universal's outstanding senior notes (the "Indenture") contains a number of restrictive covenants including limitations on additional debt incurrence based on a cash flow ratio test and limitations on distributions to shareholders based on a net income test.

         The Company has pursued and continues to pursue a strategy of growth primarily through (i) the development of new outdoor advertising structures in each of its existing markets and (ii) the acquisition of existing outdoor advertising properties, most recently of junior (8-sheet) poster operations. In January 1996, the Company completed an acquisition in the Chicago market. In a transaction with Adsign, Inc. (the "Adsign Acquisition"), Universal acquired approximately 160 painted bulletin faces in the Chicago market. In February 1996, Universal entered into an agreement to acquire operations in the Minneapolis/St. Paul and Jacksonville (Florida) markets in a stock purchase transaction with NOA Holding Company, Inc. (the "Naegele Acquisition"). The Naegele Acquisition was consummated in April 1996, pursuant to which Universal acquired approximately 2,550 poster faces (of which approximately 1,455 are located in the Minneapolis/St. Paul market and approximately 1,095 are located in Jacksonville (Florida) market) and approximately 840 painted bulletin faces (of which approximately 440 are located in the Minneapolis/St. Paul market and approximately 400 are located in the Jacksonville (Florida) market).

         The purchase price of the Naegele Acquisition was approximately $85 million. Fees and expenses associated with the transaction were approximately $5 million. In connection therewith, Universal received commitments from its current lender under the Credit Facility, LaSalle National Bank ("LaSalle"), and an additional bank, Bankers Trust Company ("Bankers Trust"; together with LaSalle, the "Lenders"), to (i) refinance the Credit Facility with a revolving credit facility (the "Revolving Credit Facility") and (ii) provide an additional extension of credit for purposes of acquisition financing (the "Acquisition Credit Facility"), and, specifically, the financing, in part, of the Naegele Acquisition. The Lenders extended a revolving credit line in the amount of $12,500,000 under the Revolving Credit Facility and an acquisition term loan in the amount of $75,000,000, as well as an acquisition revolving credit line in the amount of $12,500,000 for a total commitment of $87,500,000 under the Acquisition Credit Facility. No amounts were drawn under the Revolving Credit Facility to finance the Naegele Acquisition; the Revolving Credit Facility is available to Universal for working capital needs. Approximately $84.5 million was drawn under the Acquisition Credit Facility and was used to finance the Naegele Acquisition. Each of the Revolving Credit Facility and the Acquisition Credit Facility are secured by a lien on the assets of Universal and a pledge of the stock of the Registrant, as well as a pledge of the stock of any wholly-owned subsidiaries of Universal. In addition to the amounts drawn under the Acquisition Credit Facility, the Registrant sold a minority portion of its capital stock. Approximately $30 million in cash proceeds from such sale were used to finance the remaining amount of the Naegele Acquisition. At the time of the consummation of such financing, Universal was in full compliance with all of the covenants of the Credit Agreement and Indenture.

         Net cash provided by operating activities increased to $2.9 million for the three months ended March 31, 1996 from $2.0 million for the 1995 period. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and the use or source of cash for the net change in working capital.

         The Company's net cash used in investing activities of $15.7 million for the three months ended March 31, 1996 includes cash used for acquisitions of $13.6 million and other capital expenditures of $2.0, including the expenditure of $320,000 for the acquisition of a building in Milwaukee. Capital expenditures have been made primarily to develop new structures in each of its markets. The Company's intends to continue to develop new structures in its markets and to consider potential acquisitions in the Midwestern region and contiguous markets. Management believes that its internally generated funds, together with available borrowings under the Credit Facility and the Acquisition Line, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future.

         For the three months ended March 31, 1996, $12.8 was used in financing activities primarily due to acquisitions. For the three months ended March 31, 1995, net cash of $129,000 was used in financing activities, primarily due to expenses associated with the establishment of the Acquisition Line.

                                       PART II

                                  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         By Written Consent of the shareholders of the Registrant, the shareholders, dated January 10, 1996 elected the following persons directors of the Registrant: Daniel L. Simon, Brian T. Clingen, William R. Schmidt and Michael J. Roche.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              Certain of the documents listed below have heretofore been filed with the Securities Exchange Commission either by the Registrant (Commission File No. 33-82582) or by Universal Outdoor, Inc., the wholly-owned subsidiary of the Registrant (Commission File No.
    33-72810), and each such document is incorporated herein by reference as indicated below:

         NUMBER                        DESCRIPTION
         ------                        -----------
         2.1       NOA Stock Purchase Agreement (incorporated by reference to
                   Exhibit 2.1 of Universal Outdoor, Inc.'s Form 8-K (Commission File No. 33-72810) (the "Universal
                   Statement"))

         2.2 Amendment to NOA Stock Purchase Agreement (incorporated by reference to Exhibit 2.2 of the Universal Statement)

         3.1(i) Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(i) of the Registrant's Form 8-K (Commission File No. 33-82582) (the "Registrant's Statement")

         3.1(ii) Second Restated Articles of Incorporation of Universal Outdoor, Inc. (incorporated by reference to Exhibit 3.1(ii) of the Universal Statement)

         3.2(i)    Amended and Restated By-Laws of the Registrant
                   (incorporated by reference to Exhibit 3.2(i) of the Registrant's Statement)

         3.2(ii) Amended and Restated By-Laws of Universal Outdoor, Inc. (incorporated by reference to Exhibit 3.2(ii) of the Universal Statement)

         10.1 Revolving Credit Agreement of Universal (incorporated by reference to Exhibit 10.1 of the Universal Statement)

         10.2 Acquisition Credit Agreement of Universal (incorporated by reference to Exhibit 10.2 of the Universal Statement)

         27        Financial Data Schedule

         (b) REPORTS ON FORM 8-K - The Registrant filed no Current Reports on Form 8-K for the quarter ended March 31, 1996.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Universal Outdoor, Inc.
                                  ------------------------------------------
                                  (Registrant)



May 15, 1996                      /s/ Brian T. Clingen
                                  ------------------------------------------
                                  Brian T. Clingen
                                  Vice President and Chief Financial Officer

                                  INDEX TO EXHIBITS

NUMBER                       DESCRIPTION                                   PAGE
- ------                       -----------                                   ----
2.1 NOA Stock Purchase Agreement (incorporated by reference to Exhibit 2.1 of Universal Outdoor,
        Inc.'s Form 8-K (Commission File No. 33-72810)
        (the "Universal Statement"))

2.2 Amendment to NOA Stock Purchase Agreement (incorporated by reference to Exhibit 2.2 of the Universal Statement)

3.1(i)  Amended and Restated Certificate of Incorporation of the
        Registrant (incorporated by reference to Exhibit 3.1(i) of the Registrant's Form 8-K (Commission File No. 33-82582)
        (the "Registrant's Statement")

3.1(ii) Second Restated Articles of Incorporation of Universal
        Outdoor, Inc. (incorporated by reference to Exhibit 3.1(ii) of the Universal Statement)

3.2(i) Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2(i) of the Registrant's Statement)

3.2(ii) Amended and Restated By-Laws of Universal Outdoor, Inc.
        (incorporated by reference to Exhibit 3.2(ii) of the Universal
        Statement)

10.1 Revolving Credit Agreement of Universal (incorporated by reference to Exhibit 10.1 of the Universal Statement)

10.2 Acquisition Credit Agreement of Universal (incorporated by reference to Exhibit 10.2 of the Universal Statement)

27      Financial Data Schedule

                       UNIVERSAL OUTDOOR HOLDINGS, INC.
                               AND SUBSIDIARY

                               BALANCE SHEETS
                           (Dollars in Thousands)

                                   ASSETS
                                                     March 31,    December 31,
                                                       1996          1995
                                                     ----------   ------------
CURRENT ASSETS:
  Cash                                               $     11      $     19
  Accounts receivable, less allowance
   for doubtful accounts of $106                        4,608         5,059
  Other receivables                                       539           201
  Prepaid land rents                                    1,144         1,043
  Prepaid insurance and other                           1,264         1,029
                                                     --------      --------
     Total current assets                               7,566         7,351
                                                     --------      --------
PROPERTY AND EQUIPMENT                                 69,266        55,346
                                                     --------      --------
OTHER ASSETS:
  Noncomplete agreements, net of accumulated
   amortization of $4,830 and $4,505                    1,670         1,995
  Finance costs, net of accumulated
   amortization of $1,336 and $1,171                    4,948         5,113
  Excess of cost over fair value of
   assets acquired, net of accumulated
   amortization of $241 and $230                          689           700
  Other costs associated with acquisitions,
   net of accumulated amortization of $716
   and $686                                               587           525
  Deposits                                                 21            20
                                                     --------      --------
     Total other assets                                 7,915         8,353
                                                     --------      --------
                                                     $ 84,747      $ 71,050
                                                     --------      --------
                                                     --------      --------
          LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current maturities of long term debt               $     58      $     58
  Accounts payable                                      1,180         1,225
  Accrued interest                                      2,946         1,054
  Deferred revenue                                        268           468
  Accrued expenses                                        580           409
                                                     --------      --------
     Total current liabilities                          5,032         3,214
                                                     --------      --------

LONG TERM DEBT, less current maturities               120,248       106,362
                                                     --------      --------

COMMON STOCKHOLDER'S DEFICIT:
  Common stock, $.01 par value, 1,500,000
   shares authorized; 437,500 shares
   issued and outstanding                               -             -
  Additional paid in capital                            1,451         1,451
  Common stock warrants                                 2,500         2,500
  Accumulated deficit                                 (44,484)      (42,477)
                                                     --------      --------
     Total common stockholders' deficit               (40,533)      (38,526)
                                                     --------      --------
                                                     $ 84,747      $ 71,050
                                                     --------      --------
                                                     --------      --------

                See accompanying notes to financial statements.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.
                                AND SUBSIDIARY

                          STATEMENTS OF OPERATIONS
                                 (Unaudited)
                          (Dollars in Thousands)

                                                     For the Three Months Ended
                                                        1996            1995
                                                     ----------      ----------
Revenues                                               $ 9,332         $ 8,025
Less agency commissions                                    905             789
                                                       -------         -------
   Net revenues                                          8,427           7,236
                                                       -------         -------
Operating expenses:
  Direct cost of revenues                                3,571           3,108
  General and administrative
   expenses                                              1,227           1,072
  Depreciation and amortization                          2,032           1,737
                                                       -------         -------
                                                         6,830           5,917
                                                       -------         -------
Operating income                                         1,597           1,319
                                                       -------         -------
Other (income) expenses:
  Interest expense, including
   amortization of bond discount
   of $1,109 and $929                                    3,430           2,938
  Interest expense - amortization
   of deferred financing costs                             164             149

(Gain) loss on disposal of
   assets and other expenses                                11              10
                                                       -------         -------
     Total other expense                                 3,605           3,097
                                                       -------         -------
Net income (loss)                                      ($2,008)        ($1,778)
                                                       -------         -------
                                                       -------         -------

                See accompanying notes to financial statements.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.
                                AND SUBSIDIARY

                            STATEMENTS OF CASH FLOW
                                  (Unaudited)
                             (Dollars in Thousands)

                                                           For the Year Ended
                                                              December 31,
                                                         ---------------------
                                                           1996          1995
                                                         --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               ($ 2,008)     ($1,778)
  Depreciation and amortization                                          2,815
  (Gain) loss on sale of property and equipment             3,305         -
  Changes in assets and liabilities:
    Accounts receivable and other receivables                 113         (244)
    Prepaid land rents, insurance and other                  (336)        (154)
    Accounts payable and accrued expenses                     126         (339)
    Accrued interest                                        1,892        1,736
    Deferred revenue                                         (200)        -
    Other                                                      (3)           9
                                                         --------      -------
      Net cash from operating activities                    2,889        2,045
                                                         --------      -------
CASH FLOWS USED IN FROM INVESTING ACTIVITIES:
  Gross capital expenditures                               (1,966)        (576)
  Payments for acquisitions                               (13,621)      (1,341)
  Other payments                                              (86)        -
                                                         --------      -------
      Net cash used in investing activities               (15,673)      (1,917)
                                                         --------      -------
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Deferred financing costs                                   -            (138)
  Principal payments of long term debt                        (33)         (33)
  Net borrowings (repayments) under credit
   agreement                                               12,809           42
                                                         --------      -------
      Net cash provided by/used in financing
       activities                                          12,776         (129)
                                                         --------      -------
NET DECREASE IN CASH                                           (8)          (1)
CASH, at beginning of period                                   19           15
                                                         --------      -------
CASH, at end of period                                    $    11       $   14
                                                         --------      -------
                                                         --------      -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid during the period                          $  401       $  276
                                                         --------      -------
                                                         --------      -------

                  See accompanying notes to financial statements.

                 UNIVERSAL OUTDOOR HOLDINGS, INC.
                          AND SUBSIDIARY

                   NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS:

The financial statements contained herein have been prepared by management and are unaudited. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Universal Outdoor Holdings, Inc.(the Holding Company) for the year ended December 31, 1995.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, considering only of normal recurring adjustments, necessary to present fairly the financial position of the Holding Company as of March 31, 1996, and the results of its operations and its cash flows for the periods presented herein.

Earnings per share calculations have not been prepared because the Holding Company is closely held and owned by a private investor group. Accordingly, earnings per share is not required or meaningful.

The Holding Company (previously known as Universal Outdoor II Holding Company, Universal Outdoor, Inc. (Universal), Outdoor Properties, Inc. Midwest Outdoor Management, Inc. and CBT Development, Inc. were under common ownership and control. In connection with the 1993 Refinancing Plan (see Note 2)), (i) a wholly-owned subsidiary of the Holding Company was merged with and into Universal Outdoor, Inc. which thereupon became a wholly-owned subsidiary of the Holding Company and (ii) Universal Outdoor, Inc. acquired all the assets, in consideration of the assumption of all the liabilities, of each of Outdoor Properties, Inc., Midwest Outdoor Management, Inc. and CBT Development, Inc. In conjunction with the 1993 Refinancing Plan, 2,649 shares of Class A Common Stock of Universal Outdoor, Inc. were exchanged for an equal number of common shares of the Holding Company, and 1,556 shares of Class B Common stock of Universal Outdoor, Inc. were exchanged for 48,000 shares of Series B Voting Preferred Stock of the Holding Company.

NOTE 2 - REFINANCING PLAN:

Effective November 18, 1993, Universal executed a Refinancing Plan to extend the average life of its obligations, thereby enhancing its operations and financial flexibility. As part of the Refinancing Plan, Universal combined, in a single operating entity (Universal Outdoor, Inc.) under the Holding Company, business activities previously conducted by separate affiliated corporations, repaid certain outstanding indebtedness, issued $65.0 million Senior Notes due 2003 of Universal Outdoor, Inc.

and replaced its existing bank credit facility. In addition, the Refinancing Plan provided for the amendment of the terms of the redeemable preferred stock of the Holding Company to allow the provisions of the indenture governing the $65.0 million Senior Notes due 2003 to restrict payments by the operating company to the Holding Company until the $65.0 million Senior Notes due 2003 have been retired.

NOTE 3 - ACQUISITIONS:

In the first quarter of 1996, the Company acquired signboards in the Chicago market through two asset purchase agreements. In January, the Company purchased 160 display faces from Adsign, Inc. for $12.5 million which was paid in cash. In March 1996, the Company purchased 18 structures from Image Media, Inc. for $1.2 million which was paid in cash. Both investments were financed with borrowings against the Acquisition Line of Credit.

In February 1996, the Company entered into an agreement to purchase all outstanding stock of NOA Holding Company, Inc. for approximately $85 million. The Company expects fees and expenses associated with the deal to be $5 million. As a result of the purposed stock purchase, Universal will acquire signboards in the Minneapolis/St. Paul, Minnesota and Jacksonville, Florida markets. The Company expects to finance this acquisition with $50 million in bank borrowings and $30 milion in cash proceeds from the purchase of equity of the Holding Company by an investor group.

NOTE 4 - RELATED PARTY TRANSACTIONS:

The Holding Company sold 50,000 Units consisting of $50.0 million of 14% Senior Secured Discount Notes due 2004 and 50,000 Warrants to purchase shares of Common Stock. The gross proceeds from the sale by the Units were $25.4 million which were used by the Holding Company (i) to purchase, for approximately $18.4 million, all of the outstanding shares of its Series A Preferred Stock (including accrued dividends) together with approximately $23.1% of its outstanding Common Stock held by the holder of the Series A Preferred Stock, (ii) to purchase, for approximately $4.7 million, all of the outstanding shares of its Series B Preferred Stock (including accrued dividends), (iii) to pay related transaction fees and expenses and (iv) for working capital purposes. In addition, 12,500 Warrants to purchase shares of Common Stock were issued as compensation for services rendered in connection with the sale of the Units.

The warrants, which are exercisable at a price of $.01 per share, were assigned, based on market conditions at the time of the sale of the Units, a value of $40 per Warrant, or $2.5 million in total.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

Universal is subject to various litigation in the normal course of business. Such litigation includes claims by municipalities that certain outdoor advertising structures should be removed. The ultimate outcome of current and future litigation cannot be presently determined. Management believes the outcome of current litigation will not have a significant impact on Universal.

       THIS FORM IS A PART OF NEWLY ESTABLISHED POLICY & PROCEDURES
                 AND IS A PERMANENT PART OF THE DOCUMENT


            THIS FORM MUST ACCOMPANY THE DOCUMENT AT ALL TIMES


Network location:  H:\DATA\CLIENT\81728UNI.OUT\FS\holdings.96

Client:  Universal Outdoor, Inc.
Code:    81728-001-1
Staff name: Pam Strayer                             Call Ext. #2016
Alternate staff name:
  Call Ext. #
PARTNER:

                             Date(s) and Time(s)

                                              stamped      required
                                              -------      --------


Date and Time                   Operator's        Requestor's  Hour(s)
submitted            completed   initials          initials    charged
- -------------        ---------  ----------        -----------  -------
???
4/26/96                 7:10        TW
5/9/96                  8:30        TW
5/10/96                12:01PM    cc
5/13/96                 7:43AM                                     cc
5/13/96                                                           JGM