Form 10-Q
period 1996-06-30
UNIVERSAL OUTDOOR HOLDINGS INC
filed 1996-08-13
CIK 928063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                        COMMISSION FILE NUMBER 333-5351





                        UNIVERSAL OUTDOOR HOLDINGS, INC.




            DELAWARE                                     36-3766705
- ---------------------------------             ---------------------------------
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


                    YES  /X/                NO  / /


      THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, AS OF JUNE 30, 1996 WAS 812,500.

                                  PART I
                          FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                     UNIVERSAL OUTDOOR HOLDINGS, INC.
                              AND SUBSIDIARY

                              BALANCE SHEETS
                          (Dollars in Thousands)


                                  ASSETS
                                               June 30,     December 31,
                                                 1996          1995
                                              --------       ----------
CURRENT ASSETS:
  Cash                                        $     59       $    19
  Accounts receivable                            9,654         5,059
  Other receivables                                563           201
  Prepaid land rents                             2,644         1,043
  Prepaid insurance and other                    1,594         1,029
                                              --------       -------
      Total current assets                      14,514         7,351
                                              --------       -------
PROPERTY AND EQUIPMENT                         152,279        55,346
                                              --------       -------
OTHER ASSETS:
  Noncomplete agreements, net of accumulated
   amortization of $5,155 and $4,505             1,426         1,995
  Finance costs, net of accumulated
   amortization of $1,497 and $1,171             7,434         5,113
  Excess of cost over fair value of
   assets acquired, net of accumulated
   amortization of $261 and $230                 2,952           700
  Other costs associated with acquisitions,
   net of accumulated amortization of $781
   and $686                                        548           525
  Deposits                                          22            20
                                              --------       -------
      Total other assets                        12,382         8,353
                                              --------       -------
                                              $179,175       $71,050
                                              --------       -------
                                              --------       -------

            LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long term debt       $    -         $     58
  Accounts payable                               1,281         1,225
  Accrued interest                                 998         1,054
  Deferred revenue                                 487           468
  Accrued expenses                               3,403           409
                                              --------       -------
      Total current liabilities                  6,169         3,214
                                              --------       -------

LONG TERM DEBT, less current maturities        182,673       106,362
                                              --------       -------

COMMON STOCKHOLDER'S DEFICIT:
  Common stock, $.01 par value, 1,500,000
   shares authorized; and 437,500 shares
   issued and outstanding                         -             -
  Additional paid in capital                    31,451         1,451
  Common stock warrants                          2,500         2,500
  Accumulated deficit                          (43,618)      (42,477)
                                              --------       -------
      Total common stockholders' deficit        (9,667)      (38,526)
                                              --------       -------
                                              $179,175       $71,050
                                              --------       -------
                                              --------       -------


              See accompanying notes to financial statements.

                     UNIVERSAL OUTDOOR HOLDINGS, INC.
                             AND SUBSIDIARY

                        STATEMENTS OF OPERATIONS
                               (Unaudited)
                          (Dollars in Thousands)

                                          For the               For the
                                    Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     ------------------    ----------------
                                     1996        1995        1996     1995
                                    -------   -------     -------   -------
Revenues                            $20,034   $10,267     $29,366   $18,292
Less agency commissions               2,222     1,092       3,127     1,881
                                    -------   -------     -------   -------
   Net revenues                      17,812     9,175      26,239    16,411
                                    -------   -------     -------   -------
Operating expenses:
  Direct cost of revenues             5,949     3,158       9,520     6,266
  General and administrative
   expenses                           1,859     1,161       3,086     2,233
  Depreciation and amortization       2,642     1,801       4,674     3,538
  Non cash compensation for common
   stock warrants                     9,000                 9,000
                                    -------   -------     -------   -------
                                     19,450     6,120      26,280    12,037
                                    -------   -------     -------   -------
Operating income                     (1,638)    3,055         (41)    4,374
                                    -------   -------     -------   -------
Other (income) expenses:
  Interest expense                    4,683     3,069       8,113     6,007
  Interest expense - amortization
   of deferred financing costs          164       186         328       335
  Miscellaneous                       1,750                 1,750
(Gain) loss on disposal of
   assets and other expenses            (87)       15         (76)       25
                                    -------   -------     -------   -------
      Total other expense             6,510     3,270      10,115     6,367
                                    -------   -------     -------   -------
Net income (loss)                  ($ 8,148) ($   215)   ($10,156)  ($1,993)
                                    -------   -------     -------   -------
                                    -------   -------     -------   -------

              See accompanying notes to financial statements.

                     UNIVERSAL OUTDOOR HOLDINGS, INC.
                              AND SUBSIDIARY

                          STATEMENTS OF CASH FLOW
                                (Unaudited)
                          (Dollars in Thousands)

                                                  For the six      For the
                                                  months ended    year ended
                                                     June 30,    December 31,
                                                       1996         1995
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         ($ 10,156)     ($1,993)
  Depreciation and amortization                        6,191        5,793
  Costs related to acquisition                         1,750         -
  Non-cash compensation related to warrants            9,000         -
  (Gain) loss on sale of property and equipment         -            -
  Changes in assets and liabilities:
    Accounts receivable and other receivables         (1,254)        (672)
    Prepaid land rents, insurance and other             (209)         (73)
    Accounts payable and accrued expenses                866         (407)
    Accrued interest                                     (72)         (44)
    Other                                               -              14
                                                    --------       ------
      Net cash from operating activities               6,116        2,618
                                                    --------       ------
CASH FLOWS USED IN FROM INVESTING ACTIVITIES:
  Capital expenditures                                (2,943)      (2,521)
  Acquisitions net of cash acquired                 (107,106)      (2,164)
  Other payments                                          (2)        -
  Acquisition costs                                      (74)        -
                                                    --------       ------
      Net cash used in investing activities         (110,125)      (4,685)
                                                    --------       ------
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Proceeds from issuance of LTD                       75,000         (147)
  Principal payments of LTD                           (1,173)         (52)
  Net borrowings (repayments) of LOC LaSalle          (9,478)        -
  Net borrowings (repayments) of LOC Bankers Trust     9,700         -
  Deferred financing costs                              -            -
  Additional paid in capital                          30,000         -
  Other                                                 -           2,267
                                                    --------       ------
      Net cash used/received in financing            104,049        2,068
                                                    --------       ------
NET INCREASE (DECREASE) IN CASH                           40         -
CASH AT BEGINNING                                         19           15
                                                    --------       ------
CASH AT END                                         $     59       $   16
                                                    --------       ------
                                                    --------       ------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid during the period                   $  9,807       $4,095
                                                    --------       ------
                                                    --------       ------

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

NOTE 3 - ACQUISITIONS:

On April 5, 1996 the Company purchased all outstanding stock of NOA Holding Company, Inc. for approximately $85 million. As a result of the acquisition, Universal acquired signboards in the Minneapolis/St. Paul, Minnesota and Jacksonville, Florida markets. The Company financed the acquisition with $84.7 million in bank borrowings and $30 million in cash proceeds from the sale of equity of the Holding Company to an investor group.

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

NOTE 6 - THE 1996 WARRANT PLAN:

The 1996 Warrant Plan was adopted by the Board of Directors of the Company in April 1996 and amended in July 1996, in order to advance the interests of the Company by affording certain key executives and employees an opportunity to acquire a proprietary interest in the Company and thus to stimulate increased personal interest in such persons in the success and future growth of the Company. A total of 2,470,608 shares of Common Stock have been reserved for issuance pursuant to the warrants issued under the 1996 Warrant Plan. The warrants are exercisable at (i) $.01 below the closing common stock price on the day preceding exercise, or (ii) $5.00 per share of Common Stock when the average closing price of the Company's common stock for any 30 consecutive days exceeds specified targets. At August 12, 1996, 823,536 warrants were exercisable at $5.00 per share with the remainder exercisable at $.01 below the closing common stock price on the day preceding exercise. All warrants are fully vested and are exercisable for a period of 10 years from the date of grant. No warrants have been exercised or forfeited through June 30, 1996.

The fair market value of the warrants on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

     Risk free interest rate               6.28%
     Expected lives                        3 years
     Volatility                            39.42%
     Dividend yield                            0

The weighted average fair value of warrants issued in April 1996 of $9 million was recognized as compensation expense on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     The Registrant conducts its business operations through its wholly-owned subsidiary, Universal Outdoor, Inc. and its subsidiaries (collectively, "Universal"). Unless otherwise indicated, references to Universal in the following discussion refer to the consolidated operations of the Registrant and Universal.

     Net revenues increased 59.8% to $26.2 million during the first six months of 1996 compared to $16.4 million in the corresponding 1995 period. This increase was a result of inclusion of approximately $6.8 million of revenues from the Minneapolis and Jacksonville markets (the "Naegele Markets") which were acquired from NOA Holding Company ("Naegele") in April 1996 (the "Naegele Acquisition"). The remaining $3.0 million or 18.3% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the full quarter of signboard revenues resulting from the acquisitions of Image Media, Inc. and AdSign. Overall net revenues from tobacco advertising increased to $3.4 million in the first six months of 1996 compared to $2.1 million in the 1995 period. This increase was due mainly to the inclusion of tobacco revenues from the acquired Naegele Markets. As a percentage of net revenues, tobacco advertising sales increased to 13.1% in the first six months of 1996 compared to 13.0% in the 1995 period.

     Direct cost of revenues increased to $9.5 million in the first six months of 1996 compared to $6.3 million in the 1995 period. The Naegele Markets accounted for $2.1 million of the increase. As a percentage of net revenues, however, direct cost of revenues decreased to 36.3% in the first six months of 1996 compared to 38.4% in the 1995 period as a result of economies of scale associated with the increased revenues.

     General and administrative expenses increased to $3.1 million in the first six months of 1996 from $2.2 million in the 1995 period. As a percentage of net revenues, general and administrative expenses decreased to 11.8% in the first six months of 1996 compared to 13.4% in the 1995 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

     Depreciation and amortization expense increased to $4.7 million in the first six months of 1996 compared to $3.5 million in the 1995 period. This increase was due to significant increases in the fixed assets as a result of the acquisitions.

     Non-cash compensation related for common stock warrants consisted of a $9.0 million charge arising from the issuance of common stock warrants in the Naegele Acquisition.

     Total interest expense increased to $8.6 million in the first six months of 1996 compared to $6.3 million in the 1995 period. The increase resulted from increased debt outstanding under the credit facility which was incurred to finance the Naegele Acquisition.

     Other expenses increased to $1.8 million in 1996. This consisted of a $1.8 million one-time charge for expenses arising out of the Naegele Acquisition.

     The foregoing factors contributed to Universal's $10.2 million net loss in the first six months of 1996 compared to $2.0 million net loss in the 1995 period.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     Net revenues increased 93.4% to $17.8 million during the three months ended June 30, 1996 compared to $9.2 million in the corresponding 1995 period. The recently acquired Naegele Markets contributed $6.8 million of this increase. The remaining $1.8 million or 19.6% increase in net revenues was a result of higher advertising rates and occupancy levels on Universal's signboards and inclusion for the full quarter of signboard revenues from the acquisitions of Image Media, Inc. and AdSign. Overall net revenues from tobacco advertising increased to $2.2 million in the second quarter of 1996 from $1.1 in the comparable 1995 period as a result of the Naegele Acquisition. As a percentage of net revenues, tobacco advertising sales increased to 12.3% for the three months ended June 30, 1996 from 12.0% in the 1995 period.

     Direct cost of revenues increased to $5.9 million in the second quarter of 1996 compared to $3.2 million in the 1995 period. The Naegele Markets accounted for $2.1 million of the increase. As a percentage of net revenues, however, direct cost decreased to 33.1% for the second quarter of 1996 compared to 34.8% for the 1995 period as a result of economies of scale associated with increased revenues.

     General and administrative expenses increased to $1.9 million in the second quarter of 1996 from $1.2 million in the 1995 period. The Naegele Markets accounted for $.8 million of the increase. As a percentage of net revenues, general and administrative expenses decreased to 10.6% for the 1996 period compared to 13.0% in the 1995 period, reflecting further economies of scale associated with the increased revenues.

     Depreciation and amortization expense increased to $2.6 million for the three months ended June 30, 1996 from $1.8 million for the 1995 period. This increase was due to significant increases in the fixed assets as a result of the acquisitions.


     Non-cash compensation related for common stock warrants consisted of a $9.0 million charge arising from the issuance of common stock warrants in the Naegele Acquisition.

     Total interest expense increased to $4.6 million in the second quarter of 1996 compared to $3.3 million in the 1995 period. The increase resulted from increased debt outstanding under the credit facility which was incurred to finance the Naegele Acquisition.

     Other expenses increased to $1.7 million in 1996. This consisted of a $1.8 million one-time charge for expenses arising out of the Naegele Acquisition.

     The foregoing factors contributed to Universal's $8.2 million net loss for the three months ended June 30, 1996 compared to the $.2 million net income in the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

     Universal has pursued and continues to pursue a strategy of growth primarily through (i) the development of new outdoor advertising structures in each of its existing markets and (ii) the acquisition of existing outdoor advertising properties. In April 1996, Universal consummated the Naegele Acquisition pursuant to which Universal acquired approximately 2,550 display faces (of which approximately 1,455 are located in the Minneapolis/St. Paul market and approximately 1,095 are located in the Jacksonville market) and approximately 840 painted bulletin faces (of which approximately 440 are located in the Minneapolis/St. Paul market and approximately 400 are located in the Jacksonville market). The purchase price of the Naegele Acquisition, including fees and expenses associated with the transaction, was approximately $90 million. In connection therewith, Universal, its current lender, LaSalle National Bank ("LaSalle"), and an additional bank, Bankers Trust Company (together with LaSalle, the "Lenders"), agreed to (i) refinance Universal's existing credit facility with a revolving credit facility for working capital purposes (the "Revolving Credit Facility") and (ii) provide an additional extension of credit for purposes of acquisition financing (the "Acquisition Credit Facility") and, specifically, the financing, in part, of the Naegele Acquisition.

     At June 30, 1996 approximately $84.7 million was outstanding under the Acquisition Credit Facility. The Acquisition Credit Facility consists of an acquisition term loan in the amount of $75 million and an acquisition revolving credit line in the amount of $12.5 million for a total availability of $87.5 million. In addition, the Lenders have extended 12.5 million under the Revolving Credit Facility, of which nothing was outstanding at June 30, 1996.

     In addition to the amounts drawn under the Acquisition Credit Facility, the Registrant sold a minority portion of its capital stock for $30 million in cash proceeds which was used to finance the remaining amount of the Naegele Acquisition and to refinance the existing indebtedness.

     The credit agreements governing the Revolving Credit Facility and the Acquisition Credit Facility contain certain restrictions with respect to Universal's ability to (i) incur additional indebtedness and contingent liabilities, (ii) create liens and (iii) pay dividends and effect certain other transactions involving the capital stock of Universal. In addition, the indenture governing Universal's outstanding senior notes (the "Indenture") contains a number of restrictive covenants including limitations on additional debt incurrence based on a cash flow ratio test and limitations on distributions to shareholders based on a net income test.

     On July 23, 1996 the Registrant completed an initial public offering of 7,130,000 shares of Common Stock (the "Offering") which included the Underwriters' exercise of their over-allotment option. Proceeds to the Registrant from the Offering totaled $62.4 million. All of the proceeds were used to reduce the outstanding indebtedness. In conjunction with this, Universal modified the terms of the Acquisition Credit Facility to provide for a single acquisition revolving credit line in the amount of $87.5 million.

     Net cash provided by operating activities increased to $6.1 million for the six months ended June 30, 1996 from $2.9 million for the 1995 period. Net cash provided by operating activities reflects Universal's net loss adjusted for non-cash items and the use or source of cash for the net change in working capital.

     Universal's net cash used in investing activities of $110.1 million for the six months ended June 30, 1996 includes cash used for acquisitions of $107.1 million and other capital expenditures of $2.9 million. Capital expenditures have been made primarily to develop new structures in each of its markets. Universal intends to continue to develop new structures in its markets and to consider potential acquisitions in the Midwest and in markets contiguous to existing markets. Management believes that its internally generated funds, together with available borrowings under the Revolving Credit Facility and the Acquisition Credit Facility, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future.

     For the six months ended June 30, 1996, $104.1 million was provided by financing activities due to increased borrowings on the Acquisition Credit Facility and the sale of capital stock, as compared to the 1995 period, when $2.1 million was provided by financing activities as a result of borrowings on the Revolving Credit Facility.

                                    PART II

                               OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           By unanimous written consent of the shareholders of the Registrant, dated April 5, 1996, the shareholders elected the following persons directors of the Registrant: Daniel L. Simon, Brian T. Clingen, Michael B. Goldberg and Michael J. Roche.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

                Certain of the documents listed below have heretofore been filed with the Securities Exchange Commission either by the Registrant (Commission File No. 333-5351) or by Universal Outdoor, Inc., the wholly-owned subsidiary of the Registrant (Commission File No. 33-72810), and each such document is incorporated herein by reference as indicated below:

          NUMBER                        DESCRIPTION
          ------                        -----------

          2.1 Amendment No. 1 to NOA Stock Purchase Agreement (incorporated by reference to Exhibit 2.2 of Universal Outdoor, Inc.'s Form 8-K (Commission File No. 33-72810) (the "Universal Statement"))

          3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit
                    3.1 of the Registrant's Amendment No. 2 to Form S-1 (Commission File No. 333-5351) (the "Registrant's Statement"))

          3.2 Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Statement)

          10.1 Revolving Credit Agreement of Universal (incorporated by reference to Exhibit 10.1 of the Universal Statement)

          10.2 Acquisition Credit Agreement of Universal (incorporated by reference to Exhibit 10.2 of the Universal Statement)

          10.3 1996 Warrant Plan of the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Statement)

          10.4 Stock Purchase Agreement between the Registrant, Kelso Investment Associates V, L.P. and Kelso Equity Partners V, L.P. dated April 5, 1996.

          27        Financial Data Schedule

           (b) REPORTS ON FORM 8-K - The Registrant filed a Current Report on Form 8-K dated April 5, 1996 during the quarter ended June 30, 1996. Such Current Report contained the financial statements of NOA Holding Company and reported the acquisition of such company by the Registrant.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Universal Outdoor Holdings, Inc.
                                   (Registrant)


                                    /s/ Brian T. Clingen
August 13, 1996                    ------------------------------------------
                                   Brian T. Clingen
                                   Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


 NUMBER                   DESCRIPTION                                   PAGE
 ------                   -----------                                   ----


  2.1    Amendment  No.  1  to  NOA  Stock  Purchase  Agreement
         (incorporated by reference to Exhibit 2.2 of Universal Outdoor, Inc.'s Form 8-K (Commission File No. 33-72810) (the "Universal Statement"))

  3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit
         3.1 of the Registrant's Amendment No. 2 to Form S-1 (Commission File No. 333-5351) (the "Registrant's Statement"))

  3.2    Second Amended and Restated By-Laws of the Registrant
         (incorporated by reference to Exhibit 3.2 of the Registrant's Statement)

 10.1 Revolving Credit Agreement of Universal (incorporated by reference to Exhibit 10.1 of the Universal Statement)

 10.2 Acquisition Credit Agreement of Universal (incorporated by reference to Exhibit 10.2 of the Universal Statement)

 10.3 1996 Warrant Plan of the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Statement)

 10.4    Stock Purchase Agreement between the Registrant, Kelso
         Investment Associates V, L.P. and Kelso Equity Partners V, L.P. dated April 5, 1996.

 27      Financial Data Schedule