Form 10-Q/A
period 1996-06-30
UNIVERSAL OUTDOOR HOLDINGS INC
filed 1996-08-30
CIK 928063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 (AMENDMENT NO. 1)

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

                    YES  X                   NO
                                                -----

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, AS OF JUNE 30, 1996 WAS 812,500.

                                    PART 1
                             FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                        UNIVERSAL OUTDOOR HOLDINGS, INC.
                                 AND SUBSIDIARY

                                 BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS
                                               June 30,      December 31,
                                                 1996           1995
                                               --------      ------------

CURRENT ASSETS:
  Cash                                         $     59        $    19
  Accounts receivable                             9,654          5,059
  Other receivables                                 563            201
  Prepaid land rents                              2,644          1,043
  Prepaid insurance and other                     1,594          1,029
                                               --------        -------
      Total current assets                       14,514          7,351
                                               --------        -------
PROPERTY AND EQUIPMENT                          152,279         55,346
                                               --------        -------
OTHER ASSETS:
  Noncomplete agreements, net of accumulated
   amortization of $5,155 and $4,505              1,426          1,995
  Finance costs, net of accumulated
   amortization of $1,497 and $1,171              7,434          5,113
  Excess of cost over fair value of
   assets acquired, net of accumulated
   amortization of $261 and $230                  2,952            700
  Other costs associated with acquisitions,
   net of accumulated amortization of $781
   and $686                                         548            525
  Deposits                                           22             20
                                               --------        -------
      Total other assets                         12,382          8,353
                                               --------        -------
                                               $179,175        $71,050
                                               --------        -------
                                               --------        -------

                  LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long term debt         $    -          $    58
  Accounts payable                                1,281          1,225
  Accrued interest                                  998          1,054
  Deferred revenue                                  487            468
  Accrued expenses                                3,403            409
                                               --------        -------
      Total current liabilities                   6,169          3,214
                                               --------        -------
LONG TERM DEBT, less current maturities         182,673        106,362
                                               --------        -------
WARRANTS                                          9,000            -
                                               --------        -------
COMMON STOCKHOLDER'S DEFICIT:
  Common stock, $.01 par value, 1,500,000
   shares authorized; and 437,500 shares
   issued and outstanding                           -              -
  Additional paid in capital                     31,451          1,451
  Common stock warrants                           2,500          2,500
  Accumulated deficit                           (52,618)       (42,477)
                                               --------        -------
      Total common stockholders' deficit        (18,667)       (38,526)
                                               --------        -------
                                               $179,175        $71,050
                                               --------        -------
                                               --------        -------

                 See accompanying notes to financial statements.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Universal Outdoor Holdings, Inc.
                                      ------------------------------------------
                                      (Registrant)



August 30, 1996                       /s/ Brian T. Clingen
                                      ------------------------------------------
                                      Brian T. Clingen
                                      Vice President and Chief Financial Officer