Form 10-Q
period 1996-09-30
UNIVERSAL OUTDOOR HOLDINGS INC
filed 1996-11-14
CIK 928063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




                        COMMISSION FILE NUMBER 333-12457







                        UNIVERSAL OUTDOOR HOLDINGS, INC.







         DELAWARE                                         36-3766705
---------------------------------             ---------------------------------
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


                    YES   X                  NO
                        -----                   -----


     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, AS OF NOVEMBER 12, 1996 WAS 23,992,000.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        UNIVERSAL OUTDOOR HOLDINGS, INC.
                                 AND SUBSIDIARY

                                 BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS

                                                         September 30,   December 31,
                                                              1996           1995
                                                         -------------   ------------
                                                           (unaudited)
CURRENT ASSETS:
  Cash                                                      $      848     $       19
  Accounts receivable                                           10,476          5,059
  Other receivables                                                533            201
  Prepaid land rents                                             2,678          1,043
  Prepaid insurance and other                                    2,044          1,029
                                                            ----------     ----------
      Total current assets                                      16,579          7,351
                                                            ----------     ----------
PROPERTY AND EQUIPMENT                                         159,961         55,346
                                                            ----------     ----------
OTHER ASSETS:
  Non-compete agreements, net of accumulated
   amortization of $5,352 and $4,505                             1,290          1,995
  Finance costs, net of accumulated
   amortization of $1,793 and $1,171                             8,932          5,113
  Excess of cost over fair value of
   assets acquired, net of accumulated
   amortization of $374 and $230                                 2,899            700
  Other costs associated with acquisitions,
   net of accumulated amortization of $832
   and $686                                                        585            525
  Deposits                                                       5,035             20
                                                            ----------     ----------
      Total other assets                                        18,741          8,353
                                                            ----------     ----------
                                                            $  195,281     $   71,050
                                                            ----------     ----------
                                                            ----------     ----------

                   LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long term debt                      $        -     $       58
  Accounts payable                                               1,699          1,225
  Accrued interest                                               2,798          1,054
  Deferred revenue                                                 391            468
  Accrued expenses                                               5,328            409
                                                            ----------     ----------
      Total current liabilities                                 10,216          3,214
                                                            ----------     ----------

LONG TERM DEBT, less current maturities                        131,721        106,362
                                                            ----------     ----------

WARRANTS                                                         9,000              -
                                                            ----------     ----------

COMMON STOCKHOLDERS EQUITY (DEFICIT):
  Common stock, $.01 par value, 75,000,000
   shares authorized; 18,242,800 and
   437,500 shares issued and outstanding                           182              -
  Additional paid in capital                                    93,704          1,451
  Common stock warrants                                          2,500          2,500
  Accumulated deficit                                          (52,042)       (42,477)
                                                            ----------     ----------
      Total common stockholders' equity (deficit)               44,344        (38,526)
                                                            ----------     ----------
                                                            $  195,281     $   71,050
                                                            ----------     ----------
                                                            ----------     ----------

                 See accompanying notes to financial statements.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.
                                 AND SUBSIDIARY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                        For the                      For the
                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
                                                               ----------------------        ----------------------
                                                                  1996           1995           1996           1995
                                                                  ----           ----           ----           ----
Revenues                                                       $20,942        $ 9,999        $50,308        $28,290
Less agency commissions                                          2,299          1,059          5,426          2,940
                                                               -------        -------        -------        -------
   Net revenues                                                 18,643          8,940         44,882         25,350
                                                               -------        -------        -------        -------
Operating expenses:
  Direct cost of revenues                                        6,513          3,379         16,033          9,645
  General and administrative
   expenses                                                      1,724          1,253          4,810          3,486
  Depreciation and amortization                                  4,532          1,850          9,207          5,387
  Non cash compensation for common
   stock warrants                                                   --             --          9,000             --
                                                               -------        -------        -------        -------
                                                                12,769          6,482         39,050         18,518
                                                               -------        -------        -------        -------
Operating income                                                 5,874          2,458          5,832          6,832
                                                               -------        -------        -------        -------
Other (income) expenses:
  Interest expense                                               3,823          3,100         11,936          9,107
  Interest expense - amortization
   of deferred financing costs                                      56            157            384            492
  Miscellaneous                                                      4             12          1,677             37
(Gain) loss on disposal of
   assets and other expenses                                   -------        -------        -------        -------
Total other expense                                              3,883          3,269         13,997          9,636
                                                               -------        -------        -------        -------
Income (loss) before extraordinary
   loss                                                          1,991        (   811)       ( 8,165)       ( 2,804)


Extraordinary loss on early
   retirement of debt                                            1,400                         1,400
                                                               -------        -------        -------        -------
Net (loss) income                                              $   591       ($   811)      ($ 9,565)      ($ 2,804)
                                                               -------        -------        -------        -------
                                                               -------        -------        -------        -------

Income (loss) per share
   before extraordinary loss                                   $   .10        $  (.11)       $  (.57)       $  (.37)

Extraordinary loss per share                                       .07             --            .10             --
                                                               -------        -------        -------        -------

Net income (loss) per share                                    $   .03        $  (.11)       $  (.67)       $  (.37)
                                                               -------        -------        -------        -------
                                                               -------        -------        -------        -------

Weighted Average common and
   equivalent share outstanding                                 19,297          7,654         14,432          7,654


                 See accompanying notes to financial statements.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.
                                 AND SUBSIDIARY

                             STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (Dollars in Thousands)

                                                            For the nine months ended
                                                                    September 30,
                                                                 1996           1995
                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   ($  9,565)     ($  2,804)
  Depreciation and amortization                                 11,510          8,831
  Costs related to acquisition                                   1,750              -
  Non-cash compensation related to warrants                      9,000              -
  (Gain) loss on sale of property and equipment                      -              -
  Changes in assets and liabilities:
    Accounts receivable and other receivables                   (1,876)          (409)
    Prepaid land rents, insurance and other                       (678)          (188)
    Accounts payable and accrued expenses                        3,062           (417)
    Accrued interest                                             1,728          1,809
    Other                                                           (8)             -
                                                              --------       --------
      Net cash from operating activities                        14,923          6,822
                                                              --------       --------
CASH FLOWS USED IN FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (4,313)        (4,257)
  Acquisitions, net of cash acquired                          (124,036)        (2,075)
  Payment for consulting agreement                                             (1,400)
  Other payments                                                    (2)             -
  Acquisition costs                                                (74)           (99)
                                                              --------       --------
      Net cash used in investing activities                   (128,425)        (7,831)
                                                              --------       --------
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Proceeds from issuance of LTD                                 75,000              -
  Principal payments of LTD                                    (55,926)           (87)
  Net borrowings (repayments) of line of credit                  2,822          1,416
  Additional paid in capital                                    92,383              -
  Proceeds from the issuance of common stock                        52              -
  Deferred financing costs                                           -           (320)
  Other                                                              -
                                                              --------       --------
       Net cash used/received in financing                     114,331          1,009
                                                              --------       --------
NET INCREASE (DECREASE) IN CASH                                    829              -

CASH AT BEGINNING                                                   19             15
                                                              --------       --------
CASH AT END                                                   $    848       $     15
                                                              --------       --------
                                                              --------       --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid during the period                             $ 12,135       $  4,267
                                                              --------       --------
                                                              --------       --------


              See accompanying notes to financial statements.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.
                                 AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS:

The interim financial statements contained herein have been prepared by management and are unaudited. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Universal Outdoor Holdings, Inc. (the Holding Company) for the year ended December 31, 1995.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Holding Company as of September 30, 1996, and the results of its operations and its cash flows for the periods presented herein.

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

NOTE 3 - ACQUISITIONS:

On September 16, 1996 and September 19, 1996, respectively, the Company acquired certain assets of (i) Iowa Outdoor Displays for approximately $1.8 million in cash and (ii) The Chase Company for approximately $5.8 million in cash. As a result of these acquisitions, Universal acquired approximately 160 advertising display faces consisting primarily of posters in and around Des Moines and approximately 245 advertising display faces consisting primarily of bulletins in and around Dallas.

On April 5, 1996 the Company purchased all outstanding stock of NOA Holding Company, Inc. for approximately $90 million, including fees and expenses associated with the transaction. As a result of the acquisition, Universal acquired signboards in the Minneapolis/St. Paul, Minnesota and Jacksonville, Florida markets. The Company financed the acquisition with $84.7 million in bank borrowings and $30 million in cash proceeds from the sale of equity of the Holding Company to an investor group.

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

NOTE 6 - THE 1996 WARRANT PLAN:

The 1996 Warrant Plan was adopted by the Board of Directors of the Company in April 1996 and amended in July 1996, in order to advance the interests of the Company by affording certain key executives and employees an opportunity to acquire a proprietary interest in the Company and thus to stimulate increased personal interest in such persons in the success and future growth of the Company. A total of 2,470,608 shares of Common Stock have been reserved for issuance pursuant to the warrants issued under the 1996 Warrant Plan. The warrants are exercisable at $5.00 per share of Common Stock. All warrants are fully vested and are exercisable for a period of 10 years from the date of grant. No warrants have been exercised or forfeited through September 30, 1996.

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

NOTE 7 - COMMON STOCK OFFERING

On July 23, 1996 the Company completed an initial public offering of 7,130,000 shares of Common Stock (the "Offering"), which included the Underwriters' exercises of their over-allotment option. Proceeds to the Company from the Offering totaled $62.4 million. All of the proceeds were used to reduce the outstanding indebtedness. In conjunction with this, the Company modified the acquisition term loan and acquisition revolving credit line to provide for a single acquisition revolving credit line in the amount of $87.5 million.

NOTE 8 - SUBSEQUENT EVENTS

The POA Acquisition was consummated on October 8, 1996, pursuant to a merger of (Outdoor Advertising Holdings, Inc. (OAH) with and into an indirect subsidiary of the Company for approximately $240 million in cash. As a result of the POA Acquisition, the Company acquired a total of approximately 6,337 advertising display faces.

On October 10, 1996, the Company completed a secondary offering of 6,500,000 shares of Common Stock (the "Second Offering"). Proceeds to the Company from the Second Offering totaled $202.9 million. The proceeds were used to repurchase certain outstanding notes and finance a portion of the purchase price payable in connection with certain of the acquisitions.

On October 10, 1996, Universal Outdoor, Inc. completed a $225 million debt offering of 9 3/4 % Senior Subordinated Notes due 2006( the "Debt Offering"). Proceeds to Universal Outdoor, Inc. from the Debt Offering totaled $217.7 million. The proceeds were used to repurchase certain outstanding notes and finance a portion of the purchase price payable in connection with certain of the acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     Universal Outdoor Holdings, Inc. ("Holdings") conducts its business operations through its wholly-owned subsidiary, Universal Outdoor, Inc. and its subsidiaries (collectively, "Universal"). Unless otherwise indicated, references to the Registrant in the following discussion refer to the consolidated operations of Holdings and Universal.

     Net revenues increased 77.0% to $44.9 million during the first nine months of 1996 compared to $25.4 million in the corresponding 1995 period. This increase was a result of inclusion of approximately $13.9 million of revenues from the Minneapolis and Jacksonville markets (the "Naegele Markets") which were acquired from NOA Holding Company in April 1996 (the "Naegele Acquisition"). The remaining $5.6 million or 22.0% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the full quarter of signboard revenues from acquisitions of Image Media, Inc. and AdSign, Inc. Overall net revenues from tobacco advertising increased to $5.3 million in the first nine months of 1996 compared to $3.2 million in the 1995 period. This increase was due mainly to the inclusion of tobacco revenues from the Naegele Markets. As a percentage of net revenues, tobacco advertising sales decreased to 11.9% in the first nine months of 1996 compared to 12.7% in the 1995 period.

     Direct cost of revenues increased to $16.0 million in the first nine months of 1996 compared to $9.6 million in the 1995 period. The Naegele Markets accounted for $4.6 million of the increase. As a percentage of net revenues, however, direct cost of revenues decreased to 35.6% in the first nine months of 1996 compared to 38.0% in the 1995 period as a result of economies of scale associated with the increased revenues.

     General and administrative expenses increased to $4.8 million in the first nine months of 1996 from $3.5 million in the 1995 period. As a percentage of net revenues, general and administrative expenses decreased to 10.7% in the first nine months of 1996 compared to 13.8% in the 1995 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

     Depreciation and amortization expense increased to $9.2 million in the first nine months of 1996 compared to $5.4 million in the 1995 period. This increase was due to significant increases in the fixed assets as a result of the acquisitions consummated in such period.

     Non-cash compensation for common stock warrants consisted of a $9.0 million non-recurring charge arising from the issuance of common stock warrants in the Naegele Acquisition. This non-cash charge represents the fair market value of the common stock warrants on the date of grant.

     Total interest expense increased to $12.3 million in the first nine months of 1996 compared to $9.6 million in the 1995 period. The increase resulted from increased debt outstanding under the credit facility which was incurred to finance the Naegele Acquisition.

     Other expenses increased to $1.7 million in 1996, consisting of a one-time charge for expenses arising out of the Naegele Acquisition.

     The foregoing factors contributed to Universal's $9.6 million net loss in the first nine months of 1996 compared to $2.8 million net loss in the 1995 period.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     Net revenues increased 109.0% to $18.6 million during the three months ended September 30, 1996 compared to $8.9 million in the corresponding 1995 period. The Naegele Markets contributed $7.1 million of this increase. The remaining $1.8 million or 20.0% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the full quarter of signboard revenues from acquisitions of Image Media, Inc. and AdSign, Inc.. Overall net revenues from tobacco advertising increased to $1.9 million in the third quarter of 1996 from $1.1 in the comparable 1995 period as a result of the Naegele Acquisition. As a percentage of net revenues, tobacco advertising sales decreased to 10.2% for the three months ended September 30, 1996 from 12.4% in the 1995 period.

     Direct cost of revenues increased to $6.5 million in the third quarter of 1996 compared to $3.4 million in the 1995 period. The Naegele Markets accounted for $2.4 million of the increase. As a percentage of net revenues, however, direct cost decreased to 34.9% for the third quarter of 1996 compared to 37.8% for the 1995 period as a result of economies of scale associated with increased revenues.

     General and administrative expenses increased to $1.7 million in the third quarter of 1996 from $1.3 million in the 1995 period. The Naegele Markets accounted for $.5 million of the increase. As a percentage of net revenues, general and administrative expenses decreased to 9.1% for the 1996 period compared to 14.0% in the 1995 period, reflecting further economies of scale associated with the increased revenues.

     Depreciation and amortization expense increased to $4.5 million for the three months ended September 30, 1996 from $1.9 million for the 1995 period. This increase was due to significant increases in the fixed assets as a result of the acquisitions consummated in such period.

     Total interest expense increased to $3.9 million in the third quarter of 1996 compared to $3.3 million in the 1995 period. The increase resulted from increased debt outstanding under the credit facility which was incurred to finance the Naegele Acquisition.

     The foregoing factors contributed to Universal's $.6 million net income for the three months ended September 30, 1996 compared to the $.8 million net loss in the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

     Universal has pursued and continues to pursue a strategy of growth primarily through (i) the development of new outdoor advertising structures in each of its existing markets and (ii) the acquisition of existing outdoor advertising properties. In April 1996, the Registrant consummated the Naegele Acquisition pursuant to which the Registrant acquired approximately 2,550 display faces (of which approximately 1,455 are located in the Minneapolis/St. Paul market and approximately 1,095 are located in the Jacksonville market) and approximately 840 painted bulletin faces (of which approximately 440 are located in the Minneapolis/St. Paul market and approximately 400 are located in the Jacksonville market). The purchase price of the Naegele Acquisition, including fees and expenses associated with the transaction, was approximately $90 million. In connection therewith, Universal, its current lender, LaSalle National Bank, and an additional bank, Bankers Trust Company, (i) refinanced Universal's existing credit facility with a revolving credit facility (the "Revolving Facility") and (ii) provided an additional extension of credit for purposes of acquisition financing (the "Acquisition Facility", and together with the Revolving Facility, the "Prior Facilities") and, specifically, the financing, in part, of the Naegele Acquisition.

     In August, 1996 the Registrant entered into an agreement to acquire operations located in five markets in the southeast United States in a transaction with Outdoor Advertising Holdings, Inc. ("OAH") (the "POA Acquisition"). The POA Acquisition was consummated in October 1996, pursuant to a merger of OAH with and into an indirect subsidiary of the Registrant for approximately $240 million in cash. As a result of the POA Acquisition, the Company acquired a total of approximately 6,337 advertising display faces

     In September, 1996 the Registrant, through a newly-formed indirect subsidiary, acquired the option (the "Memphis/Tunica Option") to purchase during the period from December 1, 1996 to December 31, 1996 certain assets located in and around Memphis, Tennessee and Tunica County, Mississippi (the "Memphis/Tunica Acquisition"). The purchase price of the Memphis/Tunica Option was $5 million. The purchase price of the Memphis/Tunica Acquisition is approximately $71 million (inclusive of the price of the Memphis/Tunica Option) plus 100,000 shares of Common Stock of Holdings. Upon consummation of the Memphis/Tunica Acquisition, the Registrant will acquire a total of approximately 2,018 advertising display faces located in and around Memphis, Tennessee.

     In September, 1996, the Registrant acquired certain assets of (i) Iowa Outdoor Displays for approximately $1.8 million in cash (the "Iowa Acquisition") and (ii) The Chase Company for approximately $5.8 million in cash (the "Dallas Acquisition", and together with the Iowa Acquisition, the "Additional Acquisitions"). As a result of the Additional Acquisitions, the Registrant acquired approximately 160 advertising display faces consisting primarily of posters in and around Des Moines and approximately 245 advertising display faces consisting of bulletins in and around Dallas.

     At September 30, 1996, approximately $41.1 million was outstanding under Universal's Acquisition Facility. The Acquisition Facility consisted of an available acquisition term loan in the amount of $75 million and an acquisition revolving credit line in the amount of $12.5 million for a total available of $87.5 million. In addition, the lenders extended the Revolving Credit Facility in the amount of $12.5 million, of which nothing was outstanding at September 30, 1996.

     In October 1996, Universal amended and restated the Prior Facilities which became the New Credit Facility. The New Credit Facility originally provided for a total loan commitment of $300 million whereby approximately $212.5 million of the New Credit Facility was to mature on September 30, 2003 with the remaining amount maturing on September 30, 2004. Upon the consummation of the Offering (as defined below), $75 million of the term portion of the New Credit Facility was paid in full and is no longer available. Once repaid, remaining amounts under the term portion may not be reborrowed.

     In addition to the amounts drawn under the Prior Facilities, in April 1996, Holdings sold a minority portion of its capital stock for $30 million in cash proceeds which was used to finance the remaining amount of the Naegele Acquisition and to refinance the existing indebtedness.

     The credit agreements governing the New Credit Facility contain certain restrictions with respect to Universal's ability to (i) incur additional indebtedness and contingent liabilities, (ii) create liens and (iii) pay dividends and effect certain other transactions involving the capital stock of Universal. In addition, the indenture governing Universal's outstanding senior notes (the "Indenture") contains a number of restrictive covenants including limitations on additional debt incurrence based on a cash flow ratio test and limitations on distributions to shareholders based on a net income test.

     On July 23, 1996, Holdings completed an initial public offering of 7,130,000 shares of Common Stock (the "Offering") which included the underwriters' exercises of their over-allotment option. Proceeds to Holdings from the Offering totaled $62.4 million. All of the proceeds were used to reduce outstanding indebtedness under the Prior Facilities. In conjunction with this, Universal modified the acquisition term loan and acquisition revolving credit line to provide for a single acquisition revolving credit line in the amount of $87.5 million.

     On October 10, 1996, Holdings completed a secondary offering of 6,500,000 shares of Common Stock (the "Second Offering"). Proceeds to Holdings from the Second Offering totaled $202.9 million. The proceeds were used to repurchase certain outstanding notes and finance a portion of the purchase price payable in connection with certain of the acquisitions consummated during the period.

     On October 10, 1996, Universal completed a $225 million debt offering of 9 3/4% Senior Subordinated Notes due 2006 (the "Debt Offering"). Proceeds to Universal from the Debt Offering totaled $217.7 million. The proceeds were used to repurchase certain outstanding notes and finance a portion of the purchase price payable in connection with certain of the acquisitions consummated during the period.

     Net cash provided by operating activities increased to $14.9 million for the nine months ended September 30, 1996 from $6.8 million for the 1995 period. Net cash provided by operating activities reflects the Registrant's net loss adjusted for non-cash items and the use or source of cash for the net change in working capital.

     The Registrant's net cash used in investing activities of $128.4 million for the nine months ended September 30, 1996 includes cash used for acquisitions of $124.0 million and other capital expenditures of $4.3 million. Capital expenditures have been made primarily to develop new structures in each of its markets. The Registrant intends to continue to develop new structures in its markets and to consider potential acquisitions in the Midwestern region and contiguous markets. Management believes that its internally generated funds, together with available borrowings under the New Credit Facility or proceeds from additional equity offerings of Holdings, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future.

     For the nine months ended September 30, 1996, $114.3 million was provided by financing activities due to the sale of capital stock. As compared to the 1995 period, when $1.0 million was provided by financing activities as a result of borrowings on the credit facility.






                                    -12

                                     PART II

                                OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          By unanimous written consent dated July 26, 1996, the shareholders of the Registrant approved (i) certain amendments to the certificate of incorporation and by-laws of the Registrant; (ii) a 16-1 stock split of the common stock of the Registrant; (iii) appointed LaSalle National Trust, N.A. as transfer agent and registrar for the common stock of the Registrant; (iv) approved the Amended and Restated 1996 Warrant Plan; and
     (v) elected the following individuals as directors of the Registrant:

          Daniel L. Simon                    Frank K. Bynum, Jr.
          Michael J. Roche                   Michael B. Goldberg
          Brian T. Clingen

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS. Certain of the documents listed below have heretofore been filed by the Registrant with the Securities and Exchange Commission (Commission File No. 333-12457), and each such document is incorporated herein by reference as indicated below:

NUMBER                             DESCRIPTION
------                             -----------

 2.1 Agreement and Plan of Merger dated August 27, 1996 between Universal Outdoor, Inc. ("UOI"), Universal Acquisition Corp. and Outdoor Advertising Holdings, Inc. (incorporated herein by reference to Exhibit 2.5 of the Registrant's Registration Statement on Form S-1 (Commission File No. 333-12457) (the "Registration Statement"))

 2.2 Option and Asset Purchase Agreement dated September 12, 1996 between UOI and certain selling institutions (incorporated herein by reference to Exhibit 2.6 of the Registration Statement)

 2.3 Asset Purchase Agreement dated September 12, 1996 between UOI and Iowa Outdoor, Inc.

 2.4 Asset Purchase Agreement dated September 11, 1996 between UOI and The Chase Company (incorporated herein by reference to Exhibit 2.8 of the Registration Statement)

NUMBER                             DESCRIPTION
------                             -----------

 2.5 Agreement and Plan of Recapitalization between the Registrant and certain shareholders (incorporated herein by reference to Exhibit 2.4 of the Registration Statement)

 2.6 Stock Purchase Agreement between UOI and certain institutions and individuals relating to the sale of the capital stock of NOA Holding Company (incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated April 5, 1996 (Commission File No. 33-82582))

 3.1 Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registration Statement)

 3.2 Second Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registration Statement)


 10.1 Amended and Restated 1996 Warrant Plan of the Registrant (incorporated herein by reference to Exhibit 10.3 of the Registration Statement)

 10.2 Amendment to Option Exchange Agreement dated July 26, 1996 among the Registrant, Universal Outdoor Holdings, Inc., Daniel L. Simon, Brian
          T. Clingen and William H. Smith (incorporated herein by reference to
          Exhibit 10.8 of the Registration Statement)

 10.3 Fee Letter between the Registrant, UOI and Kelso & Company, L.P. (incorporated herein by reference to Exhibit 10.9 of the Registration Statement)

 10.4 Amendment to Revolving Credit Agreement among UOI and various lending institutions (incorporated herein by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 (Commission File No. 333-5351) (the "Initial Registration Statement"))

 10.5 Amendment to Acquisition Credit Agreement among UOI and various lending institutions (incorporated herein by reference to Exhibit
          10.10 of the Initial Registration Statement)

 10.6 Amended and Restated Revolving Credit Agreement dated October 8, 1996 among UOI and various lending institutions (incorporated by reference to Exhibit 10.1 of the Registration Statement)

 10.7 Amended and Restated Acquisition Credit Agreement dated October 8, 1996 among UOI and various lending institutions (incorporated by reference to Exhibit 10.2 of the Registration Statement)

 10.8 Joint Management Agreement between Universal Outdoor Management Company, Inc. and certain individuals (incorporated herein by reference to Exhibit 10.11 of the Registration Statement)

 10.9 Registration Rights Agreement among the Registrant and certain shareholders (incorporated herein by reference to Exhibit 10.10 of the Registration Statement)

NUMBER                             DESCRIPTION
------                             -----------

27        Financial Data Schedule

               (b) REPORTS ON FORM 8-K - The Registrant did not file a Current Report on Form 8-K during the quarter ended September 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNIVERSAL OUTDOOR HOLDINGS, INC.
                                   ----------------------------------------
                                   (Registrant)



November 14, 1996                    /s/ Brian T. Clingen
                                   ----------------------------------------
                                   Brian T. Clingen
                                   Vice President and Chief Financial Officer



                                     /s/ Paul G. Simon
                                   ----------------------------------------
                                   Paul G. Simon
                                   Vice President, Secretary and General Counsel

                                INDEX TO EXHIBITS

NUMBER                             DESCRIPTION                              PAGE
------                             -----------

 2.1 Agreement and Plan of Merger dated August 27, 1996 between UOI, Universal Acquisition Corp. and Outdoor Advertising Holdings, Inc. (incorporated herein by reference to Exhibit
          2.5 of the Registration Statement)

 2.2 Option and Asset Purchase Agreement dated September 12, 1996 between UOI and certain selling institutions (incorporated herein by reference to Exhibit 2.6 of the Registration
          Statement)

 2.3 Asset Purchase Agreement dated September 12, 1996 between UOI and Iowa Outdoor, Inc.

 2.4 Asset Purchase Agreement dated September 11, 1996 between UOI and The Chase Company (incorporated herein by reference to Exhibit 2.8 of the Registration Statement)

 2.5 Agreement and Plan of Recapitalization between the Registrant and certain shareholders (incorporated herein by reference to Exhibit 2.4 of the Registration Statement)

 2.6 Stock Purchase Agreement between UOI and certain institutions and individuals relating to the sale of the capital stock of NOA Holding Company (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 5, 1996 (Commission File No. 33-82582))

 3.1 Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registration Statement)

 3.2      Second Amended and Restated By-Laws of the Registrant
          (incorporated herein by reference to Exhibit 3.2 of the Registration Statement)

10.1 Amended and Restated 1996 Warrant Plan of the Registrant (incorporated herein by reference to Exhibit 10.3 of the Registration Statement)

10.2 Amendment to Option Exchange Agreement dated July 26, 1996 among the Registrant, Universal Outdoor Holdings, Inc., Daniel L. Simon, Brian T. Clingen and William H. Smith (incorporated herein by reference to Exhibit 10.8 of the Registration Statement)

                                INDEX TO EXHIBITS

NUMBER                             DESCRIPTION                              PAGE
------                             -----------

10.3 Fee Letter between the Registrant, UOI and Kelso & Company, L.P. (incorporated herein by reference to Exhibit 10.9 of the Registration Statement)

10.4 Amendment to Revolving Credit Agreement among UOI and various lending institutions (incorporated herein by reference to Exhibit 10.9 of the Initial Registration
          Statement

10.5 Amendment to Acquisition Credit Agreement among UOI and various lending institutions (incorporated herein by reference to Exhibit 10.10 of the Initial Registration
          Statement)

10.6 Amended and Restated Revolving Credit Agreement dated October 8, 1996 among UOI and various lending institutions (incorporated by reference to Exhibit 10.1 of the Registration Statement)

10.7 Amended and Restated Acquisition Credit Agreement dated October 8, 1996 among UOI and various lending institutions (incorporated by reference to Exhibit 10.2 of the Registration Statement)

10.8      Joint Management Agreement between Universal Outdoor
          Management Company, Inc.  and certain individuals
          (incorporated herein by reference to Exhibit 10.11 of the Registration Statement)

10.9 Registration Rights Agreement among the Registrant and certain shareholders (incorporated herein by reference to Exhibit 10.10 of the Registration Statement)

27        Financial Data Schedule