Form 10-K
period 1996-12-31
UNIVERSAL OUTDOOR HOLDINGS INC
filed 1997-03-28
CIK 928063

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-K

(MARK ONE)

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO                   .

                       COMMISSION FILE NUMBER: 000-20823

                                 --------------

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                 36-3766705
     (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)

          321 NORTH CLARK STREET, SUITE 1010, CHICAGO, ILLINOIS 60601
                           TELEPHONE: (312) 644-8673

 (Address and telephone number of the registrant's principal executive office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 644-8673

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------------  ----------------------------------------------
         Common Stock, par value $.01                       Nasdaq National Market

                                 --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 25, 1997, the aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $527,791,934.

    As of March 25, 1997, the number of shares outstanding of the registrant's Common Stock was 24,092,800 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement for the 1997 Annual Meeting

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                                       PAGE NUMBER OR
                                                                                                          REFERENCE
                                                                                                      -----------------
PART I
    Item 1 -- Business..............................................................................              1
    Item 2 -- Properties............................................................................             11
    Item 3 -- Legal Proceedings.....................................................................             11
    Item 4 -- Submission of Matters to a Vote of Security Holders...................................             11
PART II
    Item 5 -- Market for the Company's Common Stock and Related Stockholder Matters.................             12
    Item 6 -- Selected Financial Data...............................................................             13
    Item 7 -- Management's Discussion and Analysis ofFinancial Condition and Results of
              Operations............................................................................             14
    Item 8 -- Financial Statements andSupplementary Data............................................             22
    Item 9 -- Changes in and Disagreements with Accountantson Accounting and Financial
              Disclosures...........................................................................             40
PART III
    Item 10 -- Executive Officers and Directors.....................................................             40
    Item 11 -- Executive Compensation...............................................................             40
    Item 12 -- Security Ownership of Certain Beneficial Owners and Management.......................             40
    Item 13 -- Certain Relationships and Related Transactions.......................................             40
PART IV
    Item 14 -- Exhibits, Financial Schedules, and Reports on Form 8-K...............................             42

                                     PART I

ITEM 1 -- BUSINESS
  GENERAL

    Universal Outdoor Holdings, Inc. (the "Company") is a leading outdoor advertising company operating approximately 31,049 advertising display faces in 3 large, regional operating areas: the Midwest (Chicago (IL), Minneapolis/St. Paul (MN), Indianapolis (IN), Milwaukee (WI), Des Moines (IA), Evansville (IN) and Dallas (TX)), the Southeast (Orlando (FL), Jacksonville (FL), Palm Beach
(FL), Ocala (FL) and the Atlantic Coast and Gulf Coast areas of Florida, Memphis
(TN), Tunica (MS), Chattanooga (TN), and Myrtle Beach (SC)) and the East Coast (New York (NY), Washington, D.C., Philadelphia (PA), Northern New Jersey, Wilmington (DE), Salisbury (MD) and Hudson Valley (NY)). The Company was incorporated in Delaware in 1991. The Company is a holding company with no business operations of its own. The Company conducts its business operations through its wholly-owned subsidiary, Universal Outdoor, Inc. ("UOI"), and UOI's consolidated subsidiaries. References to the Company herein include both the Company and UOI and its consolidated subsidiaries, unless the context otherwise requires.

    This Item 1 contains forward-looking statements that involve risks and uncertainties. When used in this Item 1, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could affect such results, performance, or achievements are set forth in "Risk Factors" in the Final Prospectus dated March 21, 1997 filed in connection with Amendment No. 2 to UOI's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on (File No. 333-21717).

INDUSTRY OVERVIEW

    The outdoor advertising industry has experienced increased advertiser interest and revenue growth in recent years. Outdoor advertising generated total revenues of approximately $2.0 billion in 1996, or approximately 1.5% of the total advertising expenditures in the United States, and the out-of-home advertising industry generated revenues in excess of $3.8 billion in 1996, according to estimates by the Outdoor Advertising Association of America (the "OAAA"), the trade association for the outdoor advertising industry. Outdoor advertising's 1996 revenue represents growth of approximately 7.3% over estimated total revenues for 1995, which is slightly lower than the growth of total U.S. advertising expenditures during the same period of approximately 8.2%, which takes into account an 11.8% increase in television advertising expenditures attributable in part to the 1996 Olympic games.

    Advertisers purchase outdoor advertising for a number of reasons. Outdoor advertising offers repetitive impact and a relatively low cost per-thousand-impressions, a commonly used media measurement, as compared to television, radio, newspapers, magazines and direct mail marketing. Accordingly, because of its cost-effective nature, outdoor advertising is a good vehicle to build mass market support. In addition, outdoor advertising can be used to target a defined audience in a specific location and, therefore, can be relied upon by local businesses concentrating on a particular geographic area where customers have specific demographic characteristics. For instance, restaurants, motels, service stations and similar roadside businesses may use outdoor advertising to reach potential customers close to the point of sale and provide directional information. Other local businesses such as television and radio stations and consumer products companies may wish to appeal more broadly to customers and consumers in the local market. National brand name advertisers may use the medium to attract customers generally and build brand awareness. In all cases, outdoor advertising can be combined with other media such as radio and television to reinforce messages being provided to consumers.

    The outdoor advertising industry has experienced significant change in recent periods due to a number of factors. First, the entire "out-of-home" advertising category has expanded to include, in addition to traditional billboards and roadside displays, displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses, blimps and subways. Second, while the outdoor advertising industry has experienced a decline in the use of outdoor advertising by tobacco companies, it has increased its visibility with and attractiveness to local advertisers as well as national retail and consumer product-oriented companies. Third, the industry has benefited significantly from improvements in production technology, including the use of computer printing, vinyl advertising copy and improved lighting techniques, which have facilitated a more dynamic, colorful and creative use of the medium. These technological advances have allowed the outdoor advertising industry to respond more promptly and cost effectively to the changing needs of its advertising customers and make greater use of advertising copy used in other media. Lastly, the outdoor advertising industry has benefited from the growth in automobile travel time for business and leisure due to increased highway congestion and continued demographic shifts of residences and businesses from the cities to outlying suburbs.

    The outdoor advertising industry is composed of several large outdoor advertising and media companies with operations in multiple markets, as well as many smaller and local companies operating a limited number of structures in a single or few local markets. While the industry has experienced some consolidation within the past few years, the OAAA estimates that there are still approximately 600 companies in the outdoor advertising industry operating approximately 396,000 billboard displays. The Company expects the trend of consolidation in the outdoor advertising industry to continue.

OPERATING STRATEGY

    The Company's objective is to be the leading provider of outdoor advertising services in each of its three regional operating areas and to expand its presence in attractive new markets. The Company believes that regional clusters provide it with significant opportunities to increase revenue and achieve cost savings by delivering to local and national advertisers efficient access to multiple markets or highly targeted areas.

    Management intends to implement the following operating strategy:

    - MAXIMIZE RATES AND OCCUPANCY. Through continued emphasis on customer sales and service, quality displays and inventory management, the Company seeks to maximize advertising rates and occupancy levels in each of its markets. The Company has recruited and trained a strong local sales staff supported by local managers operating under specific, sales-based compensation targets designed to obtain the maximum potential from the Company's display inventory.

    - INCREASE MARKET PENETRATION. The Company seeks to expand operations within its existing markets through new construction, with an emphasis on painted bulletins, which generally command higher rates and longer term contracts from advertisers than other types of display faces. In addition, the Company historically has acquired, and intends to continue to acquire, additional advertising display faces in its existing markets as opportunities become available.

    - PURSUE STRATEGIC ACQUISITIONS. In addition to improved penetration of its existing markets, the Company also seeks to grow by acquiring additional display faces in closely proximate new markets. Such new markets allow the Company to capitalize on the operating efficiencies and cross-market sales opportunities associated with operating in multiple markets within distinct regions. The Company intends to develop new regional operating areas in regions where attractive growth and consolidation opportunities exist.

    - CAPITALIZE ON TECHNOLOGICAL ADVANCES. The Company seeks to capitalize on technological advances that enhance its productivity and increase its ability to effectively respond to its customers' needs. The Company's continued investment in equipment and technology provides for greater ongoing benefits in the areas of sales, production and operation.

    - MAINTAIN LOW COST STRUCTURE. Through continued adherence to strict cost controls, centralization of administrative functions and maintenance of low corporate overhead, the Company seeks to maximize its Operating Cash Flow Margin, which it believes to be among the highest in the industry. The Company believes that its centralized administration provides opportunities for significant operating leverage from further expansion in existing markets and from future acquisitions.

    - DEVELOP OTHER OUT-OF-HOME MEDIA. The Company seeks to develop other forms of out-of-home media such as bus shelter or transit advertising in order to enhance revenues in existing markets or provide access to new markets.

    Through implementation of this business strategy, the Company has increased its outdoor advertising presence from 500 display faces in a single market in 1988 to approximately 31,049 in its markets at December 31, 1996.

ACQUISITIONS

    As of December 31, 1996, the Company has acquired the assets or capital stock of five outdoor advertising companies and entered into agreements to purchase the assets or capital stock of two additional outdoor advertising companies. The Company believes that these acquisitions will significantly strengthen its market presence in the midwest and southeast regions of the United States, create a substantial presence in the east coast region and allow the Company to capitalize on the operating efficiencies and cross-market sales opportunities associated with operating in closely proximate markets.

    THE POA ACQUISITION. In October 1996, the Company acquired the outstanding capital stock of Outdoor Advertising Holdings, Inc. ("OAH") for approximately $240 million in cash pursuant to a merger of a subsidiary of the Company with and into OAH (the "POA Acquisition"). As a result of the POA Acquisition, the Company acquired a total of approximately 6,337 advertising display faces consisting of bulletins and posters in five markets located in the southeast United States, including Orlando, Ocala and Palm Beach, as well as the East Coast and Gulf Coast areas of Florida, and Myrtle Beach and Chattanooga. The Company believes that the POA Acquisition will substantially strengthen the Company's operations in the southeast United States, particularly in Florida, where the Company believes it has the largest number of outdoor advertising display faces and the largest market share in each of its markets, except Palm Beach.

    THE REVERE ACQUISITION. In December 1996, the Company acquired the outstanding capital stock of Revere Holding Corp. ("Revere") for approximately $125 million in cash (the "Revere Acquisition"). As a result of the Revere Acquisition, the Company acquired a total of approximately 8,853 advertising display faces located in the east coast of the United States, including Philadelphia, Washington, D.C., Salisbury and Wilmington, as well as 1,917 transit display faces located in Baltimore and 1,582 kiosk displays located in malls throughout the United States.

    THE MEMPHIS/TUNICA ACQUISITION. In September 1996, the Company agreed to acquire a total of approximately 2,018 advertising display faces consisting of bulletins and posters in and around Memphis, Tennessee and Tunica County, Mississippi. The acquisition was subsequently consummated in January 1997 for a purchase price of approximately $71 million plus 100,000 shares of the Company's Common Stock (the "Memphis/Tunica Acquisition"). The Company believes that the Memphis/Tunica Acquisition will complement the Chattanooga operations which were acquired by the Company in the POA Acquisition. This gives the Company a leading presence in two of the largest markets in Tennessee and strengthens its presence in the southeast United States.

    THE MATTHEW ACQUISITION. In December 1996, the Company agreed to purchase certain of the assets of Matthew Outdoor Advertising Acquisition Co. L.P. ("Matthew") for approximately $40 million in cash and the assumption by the Company of certain liabilities of Matthew (the "Matthew Acquisition"). The Matthew Acquisition was consummated in January 1997. As a result of the Matthew Acquisition, the Company acquired 1,035 advertising display faces consisting of posters and bulletins in three east coast markets, including metro New York, northern New Jersey and Hudson Valley.

    THE NAEGELE ACQUISITION. In April 1996, the Company acquired the operations of NOA Holding Company ("Naegele") in a stock purchase transaction (the "Naegele Acquisition"). As a result of the

Naegele Acquisition, the Company acquired approximately 2,550 poster faces (of which approximately 1,455 are located in the Minneapolis/St. Paul market and approximately 1,095 are located in the Jacksonville market) and approximately 840 painted bulletin faces (of which approximately 440 are located in the Minneapolis/St. Paul market and approximately 400 are located in the Jacksonville market).

    THE ADDITIONAL ACQUISITIONS. In September 1996, the Company purchased certain assets of Iowa Outdoor Displays for approximately $1.8 million in cash (the "Iowa Acquisition") and The Chase Company for approximately $5.8 million in cash (the "Dallas Acquisition," and together with the Iowa Acquisition, the "Additional Acquisitions"). As a result of the Additional Acquisitions, the Company acquired approximately 160 advertising display faces consisting primarily of posters in and around Des Moines and approximately 245 advertising display faces consisting primarily of bulletins in and around Dallas. The Company believes that the Additional Acquisitions will further enhance the Company's current presence in each of its Des Moines and Dallas markets and provide increased revenue opportunities in its Midwest market cluster.

    THE OTHER ACQUISITIONS. In April 1996, the Company acquired 4 painted bulletin faces in the Chicago market from Paramount Outdoor, Inc. in an asset purchase transaction. In March 1996, through an asset purchase transaction with Image Media, Inc., the Company acquired 18 painted bulletin and painted wall faces in the Chicago market. In a transaction with Ad-Sign, Inc. in January 1996, the Company acquired approximately 160 painted bulletin faces in the Chicago market. In April 1995, the Company acquired approximately 6 painted bulletin faces in the Chicago market pursuant to a stock purchase transaction with O&B Outdoor, Inc. The Company has integrated the acquired faces from these acquisitions into its existing Chicago operations. In March 1995, the Company completed two acquisitions in the Dallas market. In a stock purchase transaction with Harrington Associates, Inc., the Company acquired approximately 740 junior (8-sheet) poster faces located in the Dallas market. In a stock purchase transaction with Best Outdoor, the Company acquired approximately 387 junior (8-sheet) poster faces in the Dallas market.

    The POA Acquisition, the Revere Acquisition, the Memphis/Tunica Acquisition, the Naegele Acquisition, the Matthew Acquisition and the Additional Acquisitions are referred to collectively as the "Acquisitions."

    RECENT DEVELOPMENTS. In February 1997, the Company agreed to acquire the stock of Penn-Baltimore, Inc. ("Penn") from Lamar Advertising Company ("Lamar") for approximately $46.5 million in cash (the "Penn Acquisition"). The Penn Acquisition will be consummated upon the consummation of Lamar's acquisition of Penn Advertising, Inc., the parent of Penn, and in connection therewith, the Company will acquire approximately 1,450 advertising display faces in the Baltimore metropolitan area.

MARKETS

    Each of the Company's markets generally possess demographic characteristics that are attractive to national advertisers, allowing the Company to package its displays in several of its markets in a single contract for advertisers in national and regional campaigns. Each market also has unique local industries, businesses, sports franchises and special events that are frequent users of outdoor advertising. The following sets forth certain information for each of the Company's markets as of December 31, 1996 after giving effect to the
Acquisitions:

                                      1996           % OF 1996                                             TOTAL
                                    PRO FORMA        PRO FORMA                  30-SHEET      8-SHEET     DISPLAY
MARKET                            NET REVENUES     NET REVENUES    BULLETINS     POSTERS      POSTERS      FACES
------------------------------  -----------------  -------------  -----------  -----------  -----------  ---------
                                   (DOLLARS IN
                                   THOUSANDS)
MIDWEST:
  Chicago.....................      $  17,990            10.2%           660           --        3,606       4,266
  Minneapolis/St. Paul........         17,320             9.8%           453        1,356           --       1,809
  Indianapolis................         10,533             6.0%           262        1,194          102       1,995
  Milwaukee...................          4,818             2.7%           261           --          325         586
  Des Moines..................          3,539             2.0%            85          585            9         679
  Evansville..................          3,435             1.9%           281          694           --         975
  Dallas......................          1,261             0.8%           245           --        1,201       1,446
SOUTHEAST:
  Orlando.....................         25,145            14.2%           771        1,145           --       1,916
  Jacksonville................          8,703             4.9%           349          784           --       1,133
  Ocala.......................          5,240             3.0%           856          198           --       1,054
  Memphis/Tunica..............         14,705             8.3%           706        1,155          130       1,991
  Chattanooga.................          5,470             3.1%           356          649           --       1,005
  Myrtle Beach................          9,495             5.4%           729          469           --       1,198
  Atlantic Coast area (FL)....          5,132             2.9%           707           21           --         728
  Gulf Coast area (FL)........          1,712             1.0%           475           --           --         475
EAST COAST:
  Philadelphia................         13,939             7.9%           359        2,074           --       2,579
  Washington, D.C.............          6,289             3.6%            87          589           --         676
  Salisbury...................          3,435             1.9%           401          473           --         874
  Wilmington..................          4,576             2.6%           162          917           43       1,122
  Baltimore...................          2,295             1.3%            --           --           --       1,917
  Mall Media..................          2,636             1.5%            --           --           --       1,539
  Northern NJ.................          4,256             2.4%           216            5            6         227
  Metro New York..............          3,375             1.9%            50          380           --         430
  Hudson Valley...............          1,312             0.7%           145          257           27         429
                                     --------           -----          -----   -----------       -----   ---------
    Total.....................      $ 176,611           100.0%         8,616       12,945        5,449      31,049(1)
                                     --------           -----          -----   -----------       -----   ---------
                                     --------           -----          -----   -----------       -----   ---------

------------------------

(1) Includes 437 transit display faces located in Indianapolis, 146 bus shelters in Philadelphia, 1,917 transit display faces in Baltimore and 1,539 kiosk displays in malls throughout the United States.

INVENTORY

    The Company operates three standard types of outdoor advertising display faces and also has transit and mall advertising as follows:

    - BULLETINS generally are 14 feet high and 48 feet wide (672 square feet) and consist of panels on which advertising copy is displayed. The advertising copy is either hand painted onto the panels at the facilities of the outdoor advertising company in accordance with design specifications supplied by the advertiser and attached to the outdoor advertising structure, or is printed with the computer-generated graphics on a single sheet of vinyl that is wrapped around the structure. On occasion, to attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways.

    - 30-SHEET POSTERS generally are 12 feet high by 25 feet wide (300 square feet) and are the most common type of billboard. Advertising copy for 30-sheet posters consists of lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display, or single sheets of vinyl with computer-generated advertising copy that are wrapped around the structure. Thirty-sheet posters are concentrated on major traffic arteries.

    - JUNIOR (8-SHEET) POSTERS usually are 6 feet high by 12 feet wide (72 square feet). Displays are prepared and mounted in the same manner as 30-sheet posters, except that vinyl sheets are not typically used on junior posters. Most junior posters, because of their smaller size, are concentrated on city streets and target pedestrian traffic.

    - TRANSIT ADVERTISING generally consists of posters and frames displayed on the sides of public buses operating on city streets.

    -  MALL ADVERTISING generally consists of kiosks located in shopping malls.

    Billboards generally are mounted on structures owned by the outdoor advertising company and located on sites that are either owned or leased by it or on which it has acquired a permanent easement. Billboard structures are durable, have long useful lives and do not require substantial maintenance. When disassembled, they typically can be moved and relocated at new sites. The Company's outdoor advertising structures are made of steel and other durable materials built to withstand variable climates, including the rigors of the midwestern climate. The Company expects its structures to last 15 years or more without significant refurbishment.

LOCAL MARKET OPERATIONS

    In each of its principal markets, the Company maintains a complete outdoor advertising operation including a sales office, a production, construction and maintenance facility, a creative department equipped with advanced technology, a real estate unit and support staff. The Company conducts its outdoor advertising operations through these local offices, consistent with senior management's belief that an organization with decentralized sales and operations is more responsive to local market demand and provides greater incentives to employees. At the same time, the Company maintains centralized accounting and financial controls to allow it to closely monitor the operating and financial performance of each market. Local general managers, who report directly to the Company's President or a regional manager, are responsible for the day-to-day operations of their respective markets and are compensated according to the financial performance of such markets. In general, these local managers oversee market development, production and local sales. The Company is incorporating the operations acquired in the Acquisitions into this operational structure with local offices handling the day-to-day operations and centralized accounting and financial controls.

    Although site leases (for land underlying an advertising structure) are administered from the Company's headquarters in Chicago, each local office is responsible for locating and ultimately procuring leases for appropriate sites in its market. Site lease contracts vary in term but typically run from 10 to 20 years with various termination and renewal provisions. Each office maintains a leasing department, with an extensive database containing information on local property ownership, lease contract terms, zoning ordinances and permit requirements. The Company has been very successful in developing new advertising display face inventory in each of its markets based on utilizing these databases and developing an experienced staff of lease teams. Each such team's sole responsibility is the procurement of sites for new locations in each of the Company's markets.

SALES AND SERVICE

    The Company's sales strategy is to maximize revenues from local advertisers. Accordingly, it maintains a team of sales representatives headed by a sales manager in each of its markets. The Company devotes considerable time and resources to recruiting, training and coordinating the activities of its sales force. A sales representative's compensation is heavily weighted to individual performance, and the local sales manager's compensation is tied to the performance of his or her sales team. One sales representative, based in Chicago, manages sales to national advertisers. In total, as of December 31, 1996 approximately 192 of the Company's employees are significantly involved in sales and marketing activities.

    In addition to the sales staff, the Company has established fully staffed and equipped creative departments in each of its principal markets. Utilizing technologically advanced computer hardware and software, the staff is able to create original design copy for both local and national accounts which has allowed the various creative departments to exchange work via modem or over the Internet with each other or directly with clients or their agencies. This ability has resulted in many fully staffed advertising agencies turning to the Company for the creation of their outdoor campaigns. The Company believes that its creative department's implementation of continuing technological advances provides a significant competitive advantage in the areas of sales and service.

CUSTOMERS

    Advertisers usually contract for outdoor displays through advertising agencies, which are responsible for the artistic design and written content of the advertising as well as the choice of media and the planning and implementation of the overall campaign. The Company pays commissions to the agencies for advertising contracts that are procured by or through those agencies. Advertising rates are based on a particular display's exposure (or number of "impressions" delivered) in relation to the demographics of the particular market and its location within that market. The number of "impressions" delivered by a display is measured by the number of vehicles passing the site during a defined period and is weighted to give effect to such factors as its proximity to other displays, the speed and viewing angle of approaching traffic, the national average of adults riding in vehicles and whether the display is illuminated. The number of impressions delivered by a display is verified by independent auditing companies.

    The size and geographic diversity of the Company's markets allow it to attract national advertisers, often by packaging displays in several of its markets in a single contract to allow a national advertiser to simplify its purchasing process and present its message in several markets. National advertisers generally seek wide exposure in major markets and therefore tend to make larger purchases. The Company competes for national advertisers primarily on the basis of price, location of displays, availability and service.

    The Company also focuses efforts on local sales, and approximately 76% of the Company's gross revenues in 1996, after giving effect to the Acquisitions, were generated from local advertisers. Local advertisers tend to have smaller advertising budgets and require greater assistance from the Company's production and creative personnel to design and produce advertising copy. In local sales, the Company often expends more sales efforts on educating customers regarding the benefits of outdoor media and helping potential customers develop an advertising strategy using outdoor advertising. While price and availability are important competitive factors, service and customer relationships are also critical components of local sales.

    Tobacco revenues have historically accounted for a significant portion of outdoor advertising revenues. Beginning in 1993, the leading tobacco companies substantially reduced their expenditures for outdoor advertising due to a declining population of smokers, societal pressures, consolidation in the tobacco industry and price competition from generic brands. Since tobacco advertisers often utilized some of the industry's prime inventory, the decline in tobacco-related advertising expenditures made this space available for other advertisers, including those that had not traditionally utilized outdoor advertising. As a result of this decline in tobacco-related advertising revenues and the increased use of outdoor advertising by other advertisers, the range of the Company's advertisers has become quite diverse. The following table illustrates the diversity of the Company's advertising base giving effect to the Acquisitions:

                    1996 PRO FORMA NET REVENUES BY CATEGORY

                                                                                   PERCENTAGE OF
                                                                                   NET REVENUES
                                                                                  ---------------
Retail/Consumer Products........................................................          15.4%
Travel/Entertainment............................................................          15.3%
Automotive & Related............................................................          11.0%
Tobacco.........................................................................          10.8%
Restaurant......................................................................           8.6%
Professional Services...........................................................           5.8%
Home Developer/Real Estate......................................................           5.6%
Alcohol.........................................................................           4.4%
Hotels/Motels...................................................................           3.5%
Other...........................................................................          19.6%
                                                                                         -----
  Total.........................................................................         100.0%
                                                                                         -----
                                                                                         -----

PRODUCTION

    The Company has internal production facilities and staff to perform the full range of activities required to develop, create and install outdoor advertising in all of its markets. Production work includes creating the advertising copy design and layout, painting the design or coordinating its printing and installing the designs on its displays. In addition, the Company's substantial new development activity has allowed it to vertically integrate its own sign fabrication ability so that new signs are fabricated and erected in-house. The Company usually provides its full range of production services to local advertisers and to advertisers that are not represented by advertising agencies, since national advertisers and advertisers represented by advertising agencies often use preprinted designs that require only installation. However, the Company's creative and production personnel frequently are involved in production activities even when advertisers are represented by agencies due to the development of new designs or adaptation of copy from other media for use on billboards. The Company's artists also assist in the development of marketing presentations, demonstrations and strategies to attract new advertisers.

    With the increased use of vinyl and pre-printed advertising copy furnished to the outdoor advertising company by the advertiser or its agency, outdoor advertising companies are becoming less responsible for labor-intensive production work since vinyl and pre-printed copy can be installed quickly. The vinyl sheets are reusable, thereby reducing the Company's production costs, and are easily transportable. Due to the geographic proximity of the Company's principal markets and the transportability of vinyl sheets, the Company can shift materials among markets to promote efficiency. The Company believes that this trend over time will reduce operating expenses associated with production activities.

COMPETITION

    The Company competes in each of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, print media and direct mail marketers. In addition, the Company also competes with a wide variety of "out-of-home" media, including advertising in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, outdoor advertising relies on its low cost-per-thousand-impressions and its ability to repetitively reach a broad segment of the population in a specific market or to target a particular geographic area or population with a particular set of demographic characteristics within that market.

    The outdoor advertising industry is highly fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets as well as smaller and local companies operating a limited number of structures in single or a few local markets. Although some consolidation has occurred over the past few years, according to the OAAA there are approximately 600 companies in the outdoor advertising industry operating approximately 396,000 billboard displays. In several of its markets, the Company encounters direct competition from other major outdoor media companies, including Outdoor Systems, Inc., Eller Media, Inc. (formerly Patrick Media Group) and 3M National Advertising Co. (a division of Minnesota Mining and Manufacturing Company), each of which has a larger national network and greater total resources than the Company. The Company believes that its emphasis on local advertisers and its position as a major provider of advertising services enable it to compete effectively with the other outdoor media operators, as well as other media. The Company also competes with other outdoor advertising companies for sites on which to build new structures.

GOVERNMENT REGULATION

    The outdoor advertising industry is subject to governmental regulation at the federal, state and local level. Federal law, principally the Highway Beautification Act of 1965, encourages states, by the threat of withholding federal appropriations for the construction and improvement of highways within such states, to implement legislation to restrict billboards located within 660 feet of, or visible from, interstate and primary highways except in commercial or industrial areas. All of the states have implemented regulations at least as restrictive as the Highway Beautification Act, including the prohibition on the construction of new billboards adjacent to federally-aided highways and the removal at the owner's expense and without any compensation of any illegal signs on such highways. The Highway Beautification Act, and the various state statutes implementing it, require the payment of just compensation whenever governmental authorities require legally erected and maintained billboards to be removed from federally-aided highways.

    The states and local jurisdictions have, in some cases, passed additional and more restrictive regulations on the construction, repair, upgrading, height, size and location of, and, in some instances, content of advertising copy being displayed on outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. Such regulations, often in the form of municipal building, sign or zoning ordinances, specify minimum standards for the height, size and location of billboards. In some cases, the construction of new billboards or relocation of existing billboards is prohibited. Some jurisdictions also have restricted the ability to enlarge or upgrade existing billboards, such as converting from wood to steel or from non-illuminated to illuminated structures. From time to time governmental authorities order the removal of billboards by the exercise of eminent domain. Thus far, the Company has been able to obtain satisfactory compensation for any of its structures removed at the direction of governmental authorities, although there is no assurance that it will be able to continue to do so in the future.

    In recent years, there have been movements to restrict billboard advertising of certain products, including tobacco and alcohol. No bills have become law at the federal level except those requiring health hazard warnings similar to those on cigarette packages and print advertisements. It is uncertain whether additional legislation of this type will be enacted on the national level or in any of the Company's markets.

    In August 1996, the U.S. Food and Drug Administration issued final regulations governing certain marketing practices in the tobacco industry. Among other things, the regulations prohibit tobacco product billboard advertisements within 1,000 feet of schools and playgrounds and require that tobacco product advertisements on billboards be in black and white and contain only text. In addition, one major tobacco manufacturer recently proposed federal legislation banning 8-sheet billboard advertising and transit advertising of tobacco products. A reduction in billboard advertising by the tobacco industry could cause an immediate reduction in the Company's direct revenue from such advertisers and would simultaneously increase the available space on the existing inventory of billboards in the outdoor advertising industry.

    Amortization of billboards has also been adopted in varying forms in certain jurisdictions. Amortization permits the billboard owner to operate its billboard as a non-conforming use for a specified period of time until it has recouped its investment, after which it must remove or otherwise conform its billboard to the applicable regulations at its own cost without any compensation. Amortization and other regulations requiring the removal of billboards without compensation have been subject to vigorous litigation in state and federal courts and cases have reached differing conclusions as to the constitutionality of these regulations. To date, regulations in the Company's markets have not materially adversely affected its operations, except in the Jacksonville market, where the Company has been subject to regulatory efforts and recently agreed to city ordinances to remove a number of faces. On March 22, 1995, following litigation over an ordinance and a municipal charter amendment, Naegele entered into an agreement with the City of Jacksonville to remove 711 billboard faces over a twenty year period starting January 1, 1995 and ending December 31, 2014. The resolution specifies the following removal schedule:

                                                                           30-SHEET      8-SHEET
CALENDAR YEARS                                               BULLETINS      POSTERS      POSTERS       TOTAL
---------------------------------------------------------  -------------  -----------  -----------     -----
1995-1998................................................           73           242          167          482
1999-2004................................................           23            87       --              110
2005-2014................................................           23            96       --              119
                                                                   ---           ---          ---          ---
                                                                   119           425          167          711
                                                                   ---           ---          ---          ---
                                                                   ---           ---          ---          ---

    Under the agreement, Naegele and the City of Jacksonville have agreed on the removal of 445 pre-selected faces, including 167 (100%) of its 8-sheet faces. Management of the Company has control over the selection and removal of an additional 155 faces. The remaining 111 faces to be removed will be selected by the Company from a pool of faces identified by the City. While the number of signs being taken down represents a large percentage of Naegele's plant in the Jacksonville market, the Company believes that Jacksonville has been overbuilt for a number of years, leading to low occupancy levels and low advertising rates. The removal of a number of marginally profitable boards is expected to put upward pressure on rates. Additionally, the removals are staggered over 20 years, with management having substantial input on which signs are removed and some rights of substitution and rebuilding of outdoor advertising structures in the Jacksonville market.

    On February 1, 1991, Naegele entered into a consent judgment to settle a complaint brought by the Minnesota Attorney General under Minnesota anti-trust laws pursuant to which Naegele and its successors are prohibited from purchasing outdoor advertising displays in the Minneapolis/St. Paul market from other operators of outdoor advertising displays until February 1, 2001. The consent judgment also prohibits the Company from enforcing certain covenants not to compete and from entering into property leases in excess of 15 years. The consent judgment does not affect the Company's ability to continue to develop and build new advertising displays in the Minneapolis/St. Paul market. Additionally, the Company can purchase displays from brokers or other non-operators.

    The outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Accordingly, although the Company's experience to date is that the regulatory environment has not adversely impacted the Company's business, other than in the newly acquired Jacksonville market, no assurance can be given that existing or future laws or regulations will not materially adversely affect the Company at some time in the future.

EMPLOYEES

    At December 31, 1996, the Company employed approximately 786 people, of whom approximately 192 were primarily engaged in sales and marketing, 372 were engaged in painting, bill posting and construction and maintenance of displays and the balance were employed in financial, administrative and similar capacities. Of these employees, the following number belong to unions: Milwaukee
(16), Minneapolis/St. Paul (22), Philadelphia (45), Washington D.C. (12) and Wilmington (14). The Company considers its relations with the unions and with its employees to be good.

ITEM 2--PROPERTIES

OUTDOOR ADVERTISING SITES

    Giving effect to the Acquisitions, the Company owns or has permanent easements on approximately 364 parcels of real property that serve as the sites for its outdoor displays. The Company's remaining approximately 17,174 advertising display sites are leased or licensed.

    The Company's leases are for varying terms ranging from month-to-month or year-to-year to terms of ten years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions.

OFFICE AND PRODUCTION FACILITIES

    The Company's principal executive and administration offices are located in Chicago, Illinois in a 6,956-square foot space leased by the Company. In addition, after giving effect to the Acquisitions, the Company has an office and complete production and maintenance facility in each of Addison, Illinois (40,000 square feet); Orlando (20,500 square feet); Memphis (24,844 square feet); Chattanooga (14,580 square feet); Ocala (11,700 square feet); Myrtle Beach (14,792 square feet); Milwaukee (18,367 square feet); Indianapolis (23,648 square feet); Des Moines (15,320 square feet); Minneapolis/St. Paul (82,547 square feet); Jacksonville (16,000 square feet); Evansville (16,000 square feet); Philadelphia (32,000 square feet); Washington, D.C. (15,668 square feet); Salisbury (12,000 square feet); Wilmington (5,700 square feet); Baltimore (8,000 square feet); Yonkers, NY (4,900 square feet); and Kingston, NY (3,000 square feet) and a sales, real estate and administration office in each of Dallas (2,000 square feet); New York (6,000 square feet); and Orange County, CA (4,000 square feet). The Indianapolis, Addison, Orlando, Milwaukee, Jacksonville, Myrtle Beach, Chattanooga, Ocala, Evansville, Philadelphia, Washington, D.C., Salisbury, Wilmington, Yonkers and Kingston facilities are owned and all other facilities are leased. The Company considers its facilities to be well maintained and adequate for its current and reasonably anticipated future needs.

ITEM 3--LEGAL PROCEEDINGS

    The Company, as a result of the POA Acquisition and the merger between OAH and one of the Company's subsidiaries, is a defendant in a case entitled Impact Communications of Central Florida, Inc., et al. vs. National Outdoor Advertising, et al. pending in the United States District Court, Middle District of Florida. Impact Communications has alleged that POA, among others, conspired to restrain trade and to monopolize the market for leases for land on which outdoor advertising structures can be erected. The case was set for trial in January 1997 but the trial was postponed pending court availability. The plaintiffs have alleged that the acts of the defendants resulted in harm to the plaintiffs and damages of $4 to 12 million, which could be trebled under the applicable laws. The Company intends to defend the case vigorously. There can be no assurance, however, as to the ultimate outcome of this litigation.

    In addition, from time to time, the Company is involved in litigation in the ordinary course of business, including disputes involving advertising contracts, site leases, employment claims and construction matters. The Company is also involved in routine administrative and judicial proceedings regarding permits and fees relating to outdoor advertising structures and compensation for condemnations. None of these proceedings, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5--MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Common Stock is quoted on the Nasdaq National Market under the symbol "UOUT". The following table sets forth for the periods indicated, the high and low closing sales prices for the Common Stock as reported by the Nasdaq National Market. Prior to July 23, 1996, the day on which the Common Stock was first publicly traded, there was no public market for the Common Stock.

1996                                                                             HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
Third Quarter (beginning July 23, 1996)......................................      36.25      16.50
Fourth Quarter (ending December 31, 1996)....................................      37.75      23.12

    On December 31, 1996, the last reported sale price per share for the Common Stock on the Nasdaq National Market was $23.50 per share. As of December 31, 1996, there were approximately 2,000 holders of the Common Stock. As of March 25, 1997, the last reported sale price per share for the Common Stock on the Nasdaq National Market was $29.50 per share.

DIVIDEND POLICY

    The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The Company intends to retain any future earnings for reinvestment in the Company. Any future determination as to payment of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6--SELECTED FINANCIAL DATA

    The selected financial data presented below as of and for the year ended December 31, 1996 are derived from the Consolidated Financial Statements of the Company. The selected financial data as of and for the years ended December 31, 1992, 1993, 1994, and 1995 are derived from the financial statements of the Company. Certain of such financial statements were unaudited. The financial statements of the Company for the three years in the period ended December 31, 1996 were audited by Price Waterhouse LLP, independent accountants, as indicated in their report included elsewhere in this Form 10-K. The selected financial data as of and for the year ended December 31, 1996 are derived from the consolidated financial statements included herein and include all normal and recurring adjustments necessary for a fair presentation of such data. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Form 10-K. Due to the significant development and acquisition of additional assets, the data set forth below is not necessary comparable on a year-to-year basis.

                                                                      YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------------
                                             1991          1992          1993          1994          1995          1996
                                         ------------  ------------  ------------  ------------  ------------  ------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Gross revenue..........................  $  21,435     $  27,896     $  28,710     $  33,180     $  38,101     $  84,939
Net revenues(1)........................     18,835        24,681        25,847        29,766        34,148        76,138
Direct advertising expenses............      7,638        10,383        10,901        11,806        12,864        26,468
General and administrative expenses....      3,515         3,530         3,357         3,873         4,645        10,648
Depreciation and amortization..........      5,530         7,817         8,000         7,310         7,402        18,286
Non cash compensation..................       --            --            --            --            --           9,000
Operating income.......................      2,152         2,951         3,589         6,777         9,237        11,736
Interest expense.......................      6,599         9,591         9,299        11,809        12,894        19,567
Other (expense) income, net............        (53)          291          (351)         (134)          (46)         (1,398)
Income (loss) before extraordinary
 item(2)...............................     (4,500)       (6,349)       (6,061)       (5,166)       (3,703)      (9,229)
Net income (loss)......................      (4,500)       (6,349)       (9,321)       (5,166)       (3,703)       (35,803)
Operating Cash Flow(3).................  $    7,682    $   10,768    $   11,589    $   14,087    $   16,639    $   39,022
Operating Cash Flow Margin(4)..........        40.8  %       43.6  %       44.8  %       47.3  %       48.7  %       51.3  %
Capital expenditures...................       2,047         2,352         2,004         4,668         5,620         7,178
Deficiency in coverage of earnings.....       4,500         6,349         9,321         5,166         3,703        35,803
FINANCIAL RATIOS:
Ratio of earnings to fixed
 charges(5)............................      --            --            --            --            --            --
Percentage of indebtedness to total
 capitalization(6).....................       121.4  %      142.8  %      186.7  %      153.7  %      156.8  %       60.6  %
Ratio of total indebtedness to
 Operating Cash Flow(7)................         8.5  x        5.5  x        6.0  x        7.1  x        6.4  x         NM  (8)
Ratio of Operating Cash Flow to total
 interest(9)...........................         1.2  x        1.1  x        1.2  x        1.2  x        1.3  x        2.0  x

                                                                       AT DECEMBER 31,
                                            ----------------------------------------------------------------------
                                               1991        1992        1993        1994        1995        1996
                                            ----------  ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Working capital(10).......................  $     (361) $   (5,332) $    1,481  $    2,787  $    4,137  $   21,736
Total assets..............................      71,682      65,754      61,816      68,253      71,050     678,319
Total long-term debt and other
 obligations..............................      65,076      59,363      69,254      99,669     106,362     349,141
Redeemable preferred stock................      13,442      15,055      21,505      --          --          --
Common stockholders' equity (deficit).....     (11,450)    (17,799)    (32,157)    (34,823)    (38,526)    227,088

------------------------------

 (1) Net revenues are gross revenues less agency commissions.

 (2) Extraordinary item represents loss on early extinguishment of debt.

 (3) "Operating Cash Flow" is operating income before depreciation and amortization and other non-cash charges. Operating Cash Flow is not intended to represent net cash flow provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the media industry.

 (4) "Operating Cash Flow Margin" is Operating Cash Flow stated as a percentage of net revenues.

 (5) Amounts represent the ratio of (i) the sum of income before income taxes and minority interest plus interest expense less minority interest to (ii) interest expense.

 (6) Amounts represent (i) total long-term debt divided by (ii) total long-term debt plus common stockholders' equity (deficit).

 (7) Amounts represent (i) total long-term debt divided by (ii) Operating Cash Flow.

 (8) Ratio of total indebtedness to Operating Cash Flow for the year ended December 31, 1996 is not meaningful as a result of significant acquisitions during 1996.

 (9) Amounts represent the ratio of (i) Operating Cash Flow (ii) interest expense on funded debt.

(10) Working capital is current assets less current liabilities (excluding current maturities of long-term debt and other obligations). Other obligations totaled $2,850 at December 31, 1992.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the consolidated results of operations of the Company for the three years ended December 31, 1996 and financial condition at December 31, 1996 should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included elsewhere in this Report.

    This Item 7 contains forward-looking statements that involve risks and uncertainties. When used in this Item 7, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could affect such results, performance, or achievements are set forth in "Risk Factors" in the Final Prospectus dated March 21, 1997 filed in connection with Amendment No. 2 to UOI's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on (File No. 333-21717).

GENERAL

    The Company has grown significantly since 1989 through the acquisition of outdoor advertising businesses and individual display faces in specific markets, improvements in occupancy and advertising rates, and the development of new display faces in existing markets. Between January 1, 1989 and December 31, 1996, the Company spent in excess of $450 million to acquire additional display faces, increasing the number of its display faces from approximately 600 in 1989 to approximately 31,049 at December 31, 1996. During this period, the Company's net revenues increased from $10.3 million in 1989 to $76.1 million in 1996. The following table lists the Company's acquisitions between January 1, 1989 and December 31, 1996:

                                                                             APPROXIMATE NUMBER AND TYPE OF DISPLAY FACES
                                                                                               ACQUIRED
                                                                           ------------------------------------------------
                                                                                         30-SHEET      8-SHEET
YEAR OF ACQUISITION                         MARKETS                         BULLETINS     POSTERS      POSTERS      TOTAL
--------------------  ---------------------------------------------------  -----------  -----------  -----------  ---------
1989................  Milwaukee, Chicago                                          270       --           --             270
1990................  Chicago                                                      12       --           --              12
1991................  Indianapolis, Des Moines, Evansville, Chicago               421        2,480          140       3,041
1994................  Chicago, Milwaukee                                           20       --            4,151       4,171
1995................  Chicago, Dallas                                               9       --            1,127       1,136
1996................  Chicago, Minneapolis/St. Paul, Jacksonville,              6,195        9,181           43      15,419
                      Dallas, Iowa, Southeast United States, Atlantic
                      coast of Florida, Gulf coast of Florida, Northeast
                      United States
                                                                                -----        -----        -----   ---------
  Total.............                                                            6,927       11,661        5,461      24,049
                                                                                -----        -----        -----   ---------
                                                                                -----        -----        -----   ---------

    In addition, in 1996, the Company acquired 437 transit display faces in Indianapolis, 1,539 kiosk displays in malls throughout the United States, 1,917 transit display faces in Baltimore and 146 bus shelters in Philadelphia.

    The Company's acquisitions have been financed through bank borrowings and the issuance of long-term debt, as well as with internally-generated funds. The Acquisitions were financed, in part, from the proceeds of the IPO, the October Offerings, the December Offering and the New Credit Facility (each as defined herein). All acquisitions (including the Acquisitions) have been accounted for using the purchase method of accounting, and consequently, operating results from acquired operations are included from the respective dates of those acquisitions. As a result of these acquisitions and the effects of consolidation of operations following each acquisition, the operating performance of certain markets and of the Company as a whole reflected in the Company's Consolidated Financial Statements and other financial and operating data included herein are not necessarily comparable on a year-to-year basis.

HISTORICAL RESULTS OF OPERATIONS

    The following table presents certain operating statement items in the Consolidated Statements of Operations as a percentage of net revenues:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------------
                                                                          1993         1994          1995          1996
                                                                      ------------  -----------  ------------  ------------
Net revenues........................................................      100.0%        100.0%       100.0%        100.0%
Direct advertising expenses.........................................       42.2          39.7         37.7          34.8
General and administrative expenses.................................       13.0          13.0         13.6          14.0
                                                                          -----         -----        -----         -----
Operating Cash Flow(1)..............................................       44.8          47.3         48.7          51.2
Depreciation and amortization.......................................       30.9          24.5         21.6          24.0
Non-cash compensation expense.......................................       --           --            --            11.8
                                                                          -----         -----        -----         -----
Operating income....................................................       13.9          22.8         27.1          15.4
Other expense, primarily interest...................................       37.3          40.2         37.9          27.5
                                                                          -----         -----        -----         -----
Net (loss) income before extraordinary item.........................      (23.4)        (17.4)       (10.8)        (12.1)
                                                                          -----         -----        -----         -----

------------------------------

(1) "Operating Cash Flow" is operating income before depreciation and amortization and other non-cash charges. Operating Cash Flow is not intended to represent net cash flow provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the media industry.

    Revenues are a function of both the occupancy of the Company's display faces and the rates that the Company charges for their use. The Company focuses its sales effort on maximizing occupancy levels while maintaining rate integrity in its markets. Additionally, the Company believes it is important to the overall sales effort to continually attempt to develop new inventory in growth areas of its existing markets in order to enhance overall revenues.

    Net revenues represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers. Approximately 76% of the Company's gross revenues are contracted for directly from local advertisers. Agency commissions on those revenues which are contracted through agencies are typically 15% of gross revenues on local sales and 16 2/3% of gross revenues on national sales. The Company considers agency commissions as a reduction in gross revenues, and measures its operating performance based upon percentages of net revenues rather than gross revenues.

    Direct advertising expenses consist of the following five categories: lease, production, sales, maintenance and illumination. The lease expense consists mainly of rental payments to owners of the land underlying the signs. The production category consists of all of the costs to produce advertising copy and install it on the display faces. Sales expense consists mainly of the cost of staffing a sales force to sell within a specific market. The maintenance category includes minor repair and miscellaneous maintenance of the sign structures and the illumination category consists mainly of electricity costs to light the display faces. The majority of these direct expenses are variable costs (other than lease costs) that will fluctuate with the overall level of revenues. In 1996, these expenses amounted to the following approximate percentages of net revenues: lease 15.6%, production 10.5%, sales 4.9%, maintenance 1.9% and illumination 1.9%.

    General and administrative expenses occur at both the market and corporate levels. At the market level these expenses contain various items of office overhead pertaining to both the personnel and the facility required to administer a given market. The corporate general and administrative costs represent staff and facility expenses for the executive offices and the centralized accounting function. Both types of general and administrative expenses are primarily fixed expenses in the operation of the business.

    At December 31, 1996, the Company and its subsidiaries had net operating loss and credit carryforwards for federal income tax purposes of approximately $86 million. Included in total net operating loss carryforwards is approximately $45 million of operating loss and credit carryforwards generated by certain acquired companies prior to their acquisition by the Company. Total carryforwards expire between 2005 and 2011. The Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code. As such, the utilization of net operating loss carryforwards are subject to an annual limitation based upon the value of the Company on the change date. The acquisition of OAH and Revere resulted in an "ownership change" and a limitation is imposed on the acquired net operating loss carryforwards in these companies. Furthermore, the Company's use of the net operating loss carryforwards are subject to limitations applicable to corporations filing consolidated federal income tax returns. During the current fiscal year, the Company did not utilize any net operating loss or credit carryforwards.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

    Net revenues increased 123.2% to $76.1 million during 1996 compared to $34.1 million in the corresponding 1995 period. This increase was a result of inclusion of approximately $20.2 million of revenues from the Minneapolis and Jacksonville markets (the "Naegele Markets") which were acquired in the Naegele Acquisition and approximately $13.0 million of revenues from the markets acquired in the POA Acquisition. The remaining $8.8 million or 25.8% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the three quarters of signboard revenues from the acquisitions of Image Media, Inc. and AdSign, Inc. and a full quarter of signboard revenues from the Additional Acquisitions. Overall net revenues from tobacco advertising increased to $10.0 million in 1996 compared to $4.5 million in the 1995 period. This increase was due mainly to the inclusion of tobacco revenues from the Acquisitions. However, as a percentage of net revenues, tobacco advertising sales remained constant at 13.2% in 1996 and 1995.

    Direct cost of revenues increased to $26.5 million in 1996 compared to $12.9 million in the 1995 period. The Naegele Markets and the POA Acquisition accounted for $7.3 million and $3.0 million, respectively, of the increase. As a percentage of net revenues, however, direct cost of revenues decreased to 34.8% in 1996 compared to 37.8% in the 1995 period as a result of economies of scale associated with the increased revenues.

    General and administrative expenses increased to $10.6 million in 1996 from $4.6 million in the 1995 period. As a percentage of net revenues, general and administrative expenses increased to 13.9% in 1996 compared to 13.5% in the 1995 period. This percentage increase was due to an increase in staffing required in conjunction with the significant increase in the size of the Company's operations.

    Depreciation and amortization expense increased to $18.3 million in 1996 compared to $7.4 million in the 1995 period. This increase was due to significant increases in the fixed assets as a result of the acquisitions consummated in such period.

    Non-cash compensation for common stock warrants consisted of a $9.0 million non-recurring charge arising from the issuance of common stock warrants in the Naegele Acquisition. This non-cash charge represents the fair market value of the common stock warrants on the date of the grant.

    Total interest expense increased to $19.6 million in 1996 compared to $12.2 million in the 1995 period. The increase resulted from increased debt outstanding under the credit facility which was incurred to finance the Naegele Acquisition and from the issuance of the Notes (as defined herein).

    Other expenses increased to $1.4 million in 1996, consisting of a $1.7 million one-time charge for expenses arising out of the Naegele Acquisition.

    An extraordinary charge of $26.6 million arose out of the early retirement of the Existing Company Notes (as defined herein) and certain notes issued by UOI.

    The foregoing factors contributed to the Company's $35.8 million net loss in 1996 compared to $3.7 net loss in the 1995 period.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

    Net revenues increased 14.7% to $34.1 million during 1995 from $29.8 million in 1994, reflecting higher advertising rates and occupancy levels and increased sales to local and regional advertisers. Net revenues from tobacco advertising increased between 1994 and 1995 from $3.8 million to $4.5 million. As a percentage of net revenues, tobacco advertising sales increased slightly to 13.3% in 1995 from 13.1% in 1994.

    Direct cost of revenues increased to $12.9 million in 1995 from $11.8 million in 1994 as a result of higher sales during the 1995 period. As a percentage of net revenues, however, direct cost of revenues decreased to 37.7% in 1995 as a result of economies of scale associated with increased revenues.

    General and administrative expenses in 1995 increased to $4.6 million from $3.9 million in 1994 due to the incremental payroll costs associated with additional employees. As a percentage of net revenues, general and administrative expenses increased to 13.6% from 13.0% in the prior year. This increase was primarily due to expenses related to acquisitions.

    Depreciation and amortization expenses increased slightly to $7.4 million in 1995 from $7.3 million in 1994 due to large increases in the fixed assets offset by reduced depreciation of the older fixed assets.

    Total interest expense increased to $12.9 million in 1995 from $11.8 million in 1994 due to interest expense associated with additional borrowings and the accretion of interest due to a larger amount of principal outstanding, partially offset by the elimination of the accretion of dividends on redeemable preferred stock.

    The foregoing factors contributed to the Company's $3.7 million net loss in 1995 compared to a net loss of $5.2 million in 1994. Because the Company incurred net losses in 1995, 1994 and 1993, it had no provision for income taxes in those years.

COMPARISON OF YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1993

    Net revenues increased 15.2% to $29.8 million during 1994 from $25.8 million in 1993, reflecting higher advertising rates and occupancy levels and increased sales to local advertisers. Increases in revenue from the advertising structures acquired in certain acquisitions, offset by declines in revenues from the January 1994 sale of the Company's 97 bulletin display faces in Jacksonville, accounted for approximately $700,000 of the increased revenues in 1994. Net revenues from tobacco advertising remained constant between 1994 and 1993 at approximately $3.8 million. However, as a percentage of net revenues, tobacco advertising sales decreased to 13.1% in 1994 from 14.8% in the prior year. The Company offset the decline in tobacco revenues with increased sales to local advertisers, particularly gaming companies, and to regional and other national advertisers. There can be no assurance that the Company will be able to replace lost tobacco revenues in the future.

    Direct cost of revenues increased to $11.8 million in 1994 from $10.9 million in 1993 as a result of higher sales during the 1994 period. As a percentage of net revenues, however, direct cost of revenues decreased to 39.7% in 1994 as a result of economies of scale associated with increased revenues.

    General and administrative expenses in 1994 increased to $3.9 million from $3.4 million in 1993 due to the incremental payroll costs associated with additional employees. As a percentage of net revenues, however, general and administrative expenses remained flat at 13.0%.

    As a result of the above factors, Operating Cash Flow increased by 21.6% to $14.1 million in 1994 from $11.6 million in 1993.

    Depreciation and amortization expenses decreased to $7.3 million (24.5% of net revenues) in 1994 from $8.0 million (31.0% of the net revenues) in 1993 due to scheduled depreciation of the fixed assets.

    Total interest expense increased to $11.8 million in 1994 from $9.3 million in 1993 as a result of the incremental interest associated with the offering of the Existing Company Notes and the additional borrowings in 1994, which were partially offset by the elimination of the accretion of dividends on redeemable preferred stock (such stock was redeemed in June 1994).

    The foregoing factors contributed to the Company's $5.2 million net loss in 1994 compared to a net loss of $9.3 million in 1993 (which included a $3.3 million extraordinary charge recorded in the fourth quarter of 1993). Because the Company incurred net losses in 1994 and 1993, it had no provision for income taxes in those years.

QUARTERLY COMPARISONS

    The following table sets forth certain quarterly financial information of the Company for each quarter of 1994, 1995 and 1996. The information has been derived from the quarterly financial statements of the Company which are unaudited but which, in the opinion of management, have been prepared on the same basis as the financial statements included herein and include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial result for such periods. This information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the other financial information appearing elsewhere in this Prospectus. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                            THREE MONTHS ENDED
                                              -------------------------------------------------------------------------------
                                               MARCH 31,     JUNE 30,     SEPT. 30,    DEC. 31,      MARCH 31,     JUNE 30,
                                                  1994         1994         1994         1994          1995          1995
                                              ------------  -----------  -----------  -----------  -------------  -----------
                                                                          (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenues................................   $   6,102    $   7,803    $   7,973    $   7,888     $   7,236     $   9,175
Operating income............................         924        2,333        2,002        1,518         1,319         3,055
Net income (loss)...........................      (2,053)        (498)      (1,099)      (1,516)       (1,778)         (215)
Percentage of Net Revenues:
Operating income............................        15.1%        29.9%        25.1%        19.2%         18.2%         33.3%
Net income (loss)...........................       (33.6)        (6.4)       (13.8)       (19.2)        (24.6)         (2.3)
Other Data:
Operating Cash Flow(1)......................   $   2,709    $   3,998    $   3,885    $   3,495     $   3,056     $   4,856
Operating Cash Flow Margin(2)...............        44.4%        51.2%        48.7%        44.3%         42.2%         52.9%


                                               SEPT. 30,    DEC. 31,      MARCH 31,     JUNE 30,     SEPT. 30,    DEC. 31,

                                                 1995         1995          1996          1996         1996         1996

                                              -----------  -----------  -------------  -----------  -----------  -----------

STATEMENT OF OPERATIONS DATA:
Net revenues................................  $   8,940    $   8,797     $   8,427     $  17,812    $  18,643       31,256

Operating income............................      2,458        2,405         1,597        (1,638)       5,874        5,903

Net income (loss)...........................       (811)        (899)       (2,008)       (8,148)         591      (26,238)

Percentage of Net Revenues:
Operating income............................       27.5%        27.3%         19.0%         (9.2)%       31.5%        18.9%

Net income (loss)...........................       (9.1)       (10.2)        (23.8)         45.7          3.2        (83.9)

Other Data:
Operating Cash Flow(1)......................  $   4,308    $   4,419     $   3,629     $  10,004    $  10,406       14,983

Operating Cash Flow Margin(2)...............       48.2%        50.2%         43.1%         56.2%        55.8%        47.9%


------------------------------

(1) Operating Cash Flow is operating income before depreciation and amortization. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income
    (loss) as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the media industry.

(2) Operating Cash Flow Margin is Operating Cash Flow stated as a percentage of net revenues.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and, to a lesser extent, with stock.

    In April 1996, UOI, LaSalle National Bank ("LaSalle"), and Bankers Trust Company ("Bankers Trust"; together with LaSalle, the "Lenders"), agreed to (i) refinance the Company's existing credit facility with a revolving credit facility (the "Existing Revolving Credit Facility") and (ii) provide an additional extension of credit for purposes of acquisition financing (the "Existing Acquisition Credit Facility", and together with the Existing Revolving Credit Facility, the "Existing Credit Facilities") and, specifically, the financing, in part, of the Naegele Acquisition. The Lenders extended an acquisition term loan in the amount of $75 million and an acquisition revolving credit line in the amount of $12.5 million for a total commitment of $87.5 million, of which $84.5 million was drawn at the closing of the Naegele Acquisition. In addition, the Lenders extended a working capital revolving credit line in the amount of $12.5 million, of which no amount has been drawn. In addition to the amounts drawn under the Existing Acquisition Credit Facility, the Company sold a minority portion of its capital stock for $30 million in cash proceeds which was used to finance the remaining amount of the Naegele Acquisition and to refinance existing indebtedness. In October 1996, UOI and the Lenders amended and restated the Existing Credit Facilities which then became the "New Credit Facility". The New Credit Facility provided for a total loan commitment of $300 million. Such commitment was subsequently reduced to $225 million.

    The Company completed its initial public offering ("IPO") of 4,630,000 shares of its Common Stock (including 930,000 shares sold pursuant to exercise of the Underwriters' over-allotment option) on July 26, 1996, resulting in proceeds to the Company of $60.4 million. The Company used a portion of the net proceeds to redeem approximately $9.5 million of the Company's outstanding $50 million 14% Series A Senior Secured Discount Notes due 2004 (the "Existing Company Notes") and repaid a portion of the amounts outstanding under the Existing Acquisition Credit Facility.

    In October 1996, UOI and the Company completed the October Offerings with net proceeds of $425.7 million. The term "October Offerings" refers to the offering by UOI of $225 million of its 9 3/4% Senior Subordinated Notes due 2006 (the "October Notes") and the offering by the Company of 6,500,000 shares of its Common Stock. Additionally, in October 1996, the Company completed a tender offer for 100% of the outstanding Existing Company Notes and 11% Series A Senior Notes due 2003 ($65 million aggregate principal amount) issued by UOI.

    In December 1996, UOI completed an offering (the "December Offering") of $100 million of its 9 3/4% Series B Senior Subordinated Notes due 2006 (the "December Notes", and together with the October Notes, the "Notes").

    Net cash provided by operating activities increased to $14.0 million in 1996 from $7.0 million in 1995 period. Net cash provided by operating activities increased to $7.0 million in 1995 from $4.9 million in 1994. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and the use or source of cash for the net change in working capital.

    The Company's net cash used in investing activities of $498.0 million in 1996 includes cash used for acquisitions of $490.8 million and other capital expenditures of $7.2 million. The Company's net cash used in investing activities of $9.1 million for the year ended December 31, 1995 includes cash used for acquisitions of $1.9 million and other capital expenditures of $5.6 million. Capital expenditures have been made primarily to develop new structures in each of its markets. The Company intends to continue to develop new structures in its markets and to consider other potential acquisitions. Management established the New Credit Facility for the purpose of financing acquisitions and capital expenditures relating to the development and improvement of advertising structures. The Company believes that its cash from operations, together with available borrowings under the New Credit Facility, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future. However, in the event cash from operations, together with available funds under the New Credit Facility are insufficient to satisfy its cash requirements, the Company may incur additional indebtedness to finance its operations including, without limitation, additional acquisitions.

    For the year ended December 31, 1996, $495.6 million was provided by financing activities primarily due to the issuance of senior subordinated debt, increased borrowings under the Existing Credit Facilities and the sale of capital stock. In 1995, net cash of $2.0 million was provided by financing activities, primarily due to borrowings under the prior credit facility. For the years ended December 31, 1995 and 1994, $2.0 million and $3.3 million, respectively, was provided by financing activities, primarily as a result of additional borrowings under the prior credit facility.

    The Company expects to fund its capital expenditures primarily with cash from operations and expects its capital expenditures to be primarily for development of additional structures. The Company intends to utilize its cash from operations to continue to develop new advertising structures in each of its markets, and, as appropriate opportunities arise, to acquire additional outdoor advertising operations in its existing markets, in geographically proximate markets and in contiguous markets. The Company is also exploring the development of other forms of out-of-home media, such as bus shelter advertising and transit advertising that management believes would complement the Company's existing outdoor operations. The restrictions imposed by the New Credit Facility and the indentures governing the Notes may limit the Company's use of cash from operations for these purposes.

    The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness (including the Notes) depends on its future performance and financial results, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowings under the New Credit Facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal of, and interest on the Notes. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms or at all.

INFLATION

    Inflation has not had a significant impact on the Company over the past three years. The floating rate on the New Credit Facility could increase in an inflationary environment, but management believes that because a significant portion of the Company's costs are fixed, inflation will not have a material adverse effect on its operations. However, there can be no assurance that a high rate of inflation in the future will not have an adverse effect on the Company's operations.

NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which established a new accounting principle for stock-based compensation. In accordance with the provisions of SFAS No. 123, the Company applies fair value accounting for its stock-based compensation.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Universal Outdoor Holdings, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Universal Outdoor Holdings, Inc. and its subsidiary ("the Company") at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 28, 1997

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1995          1996
                                                                                       ------------  ------------
Current assets:
  Cash and equivalents...............................................................   $       19    $   11,631
  Cash held in escrow................................................................       --             9,455
  Accounts receivable, less allowance for doubtful accounts of $106 and $2,849.......        5,059        20,927
  Other receivables..................................................................          201         1,445
  Prepaid land leases................................................................        1,043         4,010
  Prepaid insurance and other........................................................        1,029         4,173
                                                                                       ------------  ------------
    Total current assets.............................................................        7,351        51,641
                                                                                       ------------  ------------
Property and equipment, net (Note 5).................................................       55,346       382,555
Goodwill and intangible assets, net (Note 6).........................................        2,695       219,009
Other assets, net (Note 7)...........................................................        5,658        25,114
                                                                                       ------------  ------------
Total assets.........................................................................   $   71,050    $  678,319
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt...............................................   $       58    $   --
  Accounts payable...................................................................        1,225         3,373
  Accrued expenses (Note 8)..........................................................        1,931        26,532
                                                                                       ------------  ------------
    Total current liabilities........................................................        3,214        29,905
                                                                                       ------------  ------------
Long-term debt and other obligations (Note 9)........................................      106,362       349,141
Other long-term liabilities..........................................................       --               485
Long-term deferred income tax liabilities (Note 11)..................................       --            71,700

Commitments and contingencies (Notes 10 and 13)......................................       --            --

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 10,000,000 shares authorized; and no shares issued
    and outstanding..................................................................       --            --
  Common stock, $.01 par value, 75,000,000 shares authorized; 23,992,800 shares
    issued and outstanding...........................................................       --               239
  Warrants...........................................................................        2,500         9,967
  Additional paid in capital.........................................................        1,451       295,162
  Accumulated deficit................................................................      (42,477)      (78,280)
                                                                                       ------------  ------------
    Total stockholders' equity (deficit).............................................      (38,526)      227,088
                                                                                       ------------  ------------
Total liabilities and stockholders' equity (deficit).................................   $   71,050    $  678,319
                                                                                       ------------  ------------
                                                                                       ------------  ------------

          See accompanying notes to consolidated financial statements

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1994       1995        1996
                                                                                  ---------  ---------  ----------
Revenues........................................................................  $  33,180  $  38,101  $   84,939
Less agency commissions.........................................................      3,414      3,953       8,801
                                                                                  ---------  ---------  ----------
  Net revenues..................................................................     29,766     34,148      76,138
                                                                                  ---------  ---------  ----------
Operating expenses:
  Direct advertising expenses...................................................     11,806     12,864      26,468
  General and administrative expenses...........................................      3,873      4,645      10,648
  Depreciation and amortization.................................................      7,310      7,402      18,286
  Non-cash compensation expense (Note 12).......................................     --         --           9,000
                                                                                  ---------  ---------  ----------
                                                                                     22,989     24,911      64,402
                                                                                  ---------  ---------  ----------
Operating income................................................................      6,777      9,237      11,736
                                                                                  ---------  ---------  ----------
Other expense:
  Interest expense, including amortization of bond discount of $1,818, $3,982
    and $4,256..................................................................      9,836     12,234      19,567
  Other expenses................................................................      2,107        706       1,398
                                                                                  ---------  ---------  ----------
    Total other expense.........................................................     11,943     12,940      20,965
                                                                                  ---------  ---------  ----------
Loss before extraordinary item..................................................     (5,166)    (3,703)     (9,229)
Extraordinary loss on early extinguishment of debt..............................     --         --          26,574
                                                                                  ---------  ---------  ----------
Net loss........................................................................  $  (5,166) $  (3,703) $  (35,803)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
Loss per common and common equivalent share:
Loss before extraordinary item..................................................  $   (0.67) $   (0.48) $    (0.58)
Extraordinary loss..............................................................     --         --      $    (1.68)
Net loss........................................................................  $   (0.67) $   (0.48) $    (2.27)
Weighted average common and common equivalent shares outstanding................      7,654      7,654      15,787

          See accompanying notes to consolidated financial statements.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                         FOR THE YEARS ENDED
                                                                                            DECEMBER 31,
                                                                                  ---------------------------------
                                                                                    1994       1995        1996
                                                                                  ---------  ---------  -----------
Cash flows from operating activities:
  Net loss......................................................................  $  (5,166) $  (3,703) $   (35,803)
  Depreciation..................................................................      7,466     10,354       13,309
  Amortization..................................................................      2,126      1,690        4,977
  Noncash compensation related to warrants......................................     --         --            9,000
  Extraordinary loss............................................................     --         --           26,574
  Loss on sale of property and equipment........................................         90     --          --
  Accretion of preferred stock dividends........................................      1,509     --          --
  Changes in assets and liabilities, net of effects from acquisitions:
    Accounts receivable and other receivables...................................     (1,278)      (762)      (1,200)
    Prepaid land leases, insurance and other....................................       (223)      (391)         435
    Accounts payable and accrued expenses.......................................        384       (188)      (3,308)
                                                                                  ---------  ---------  -----------
      Net cash from operating activities........................................      4,908      7,000       13,984
                                                                                  ---------  ---------  -----------
Cash flows used in investing activities:
  Capital expenditures..........................................................     (5,671)    (5,620)      (7,178)
  Payments for acquisitions, net of cash acquired...............................     (3,355)    (1,925)    (490,813)
  Proceeds from sale of property and equipment..................................      1,003     --          --
  Payment for consulting agreement..............................................     --         (1,400)     --
  Other payments................................................................       (160)      (124)          13
                                                                                  ---------  ---------  -----------
    Net cash used in investing activities.......................................     (8,183)    (9,069)    (497,978)
                                                                                  ---------  ---------  -----------
Cash flows from (used in) financing activities:
  Proceeds from long-term debt offerings........................................     25,408     --          325,255
  Long-term debt repayments.....................................................       (272)      (262)    (117,815)
  Deferred financing costs......................................................     (1,888)      (336)     (14,590)
  Net borrowings under credit agreements........................................      3,040      2,671      486,052
  Repayment of credit facilities................................................     --         --         (475,713)
  Proceeds from equity offerings................................................     --         --          292,417
  Payment for redemption of preferred stock.....................................    (23,015)    --          --
                                                                                  ---------  ---------  -----------
    Net cash from financing activities..........................................      3,273      2,073      495,606
                                                                                  ---------  ---------  -----------
Net increase (decrease) in cash and equivalents.................................         (2)         4       11,612
Cash and equivalents, at beginning of period....................................         17         15           19
                                                                                  ---------  ---------  -----------
Cash and equivalents, at end of period..........................................  $      15  $      19  $    11,631
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------
Supplemental cash flow information:
  Interest paid during the period...............................................  $   7,885  $   8,196  $    10,910
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------

          See accompanying notes to consolidated financial statements

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                      COMMON
                                                        SHARES OF   STOCK AND                                 TOTAL
                                           SHARES OF     COMMON     ADDITIONAL                             STOCKHOLDERS'
                                            COMMON     STOCK B AND   PAID-IN                 ACCUMULATED      EQUITY
                                             STOCK          C        CAPITAL     WARRANTS      DEFICIT      (DEFICIT)
                                          -----------  -----------  ----------  -----------  ------------  ------------
Balance at December 31, 1993............       7,000                $    1,051                $  (33,608)   $  (32,557)
Debt proceeds attributable to warrants
 issued.................................                                            $2,500                       2,500
Reclassification of redeemable common
 stock..................................                                   400                                     400
Net loss................................                                                          (5,166)       (5,166)
                                          -----------  -----------  ----------  -----------  ------------  ------------
Balance at December 31, 1994............       7,000                     1,451       2,500       (38,774)      (34,823)
Net loss................................                                                          (3,703)       (3,703)
                                          -----------  -----------  ----------  -----------  ------------  ------------
Balance at December 31, 1995............       7,000                     1,451       2,500       (42,477)      (38,526)
Issuance of Class B and C common
 shares.................................                    6,000       30,000                                  30,000
Issuance of warrants....................                                             9,000                       9,000
Conversion of Class B and Class C common
 stock shares to common shares..........       6,000       (6,000)
Initial stock offering proceeds, net of
 costs associated with issuance of
 $2,082.................................       4,630                    60,353                                  60,353
Exercise of warrants....................         613                     1,533      (1,533)
Secondary stock offering proceeds, net
 of costs associated with issuance of
 $796...................................       5,750                   202,064                                 202,064
Net loss................................                                                         (35,803)      (35,803)
                                          -----------  -----------  ----------  -----------  ------------  ------------
Balance at December 31, 1996............      23,993       --       $  295,401      $9,967   $   (78,280 ) $   227,088
                                          -----------  -----------  ----------  -----------  ------------  ------------
                                          -----------  -----------  ----------  -----------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

NOTE 1--BASIS OF PRESENTATION AND DESCRIPTION OF THE BUSINESS:

    Universal Outdoor Holdings, Inc., was incorporated on May 23, 1991 and through its principal operating subsidiary, Universal Outdoor, Inc. (collectively, the "Company") is engaged principally in the rental of advertising space on outdoor advertising structures. The Company operates in three distinct regions: the Midwest (Chicago, Minneapolis/St. Paul, Indianapolis, Milwaukee, Des Moines, Evansville, IN and Dallas), the Southeast (Orlando, Jacksonville, Palm Beach, Ocala and the Atlantic Coast, including Myrtle Beach and the Gulf Coast areas of Florida, Memphis/Tunica and Chattanooga), and the East Coast (New York, Washington D.C., Philadelphia, Northern New Jersey, Wilmington, Salisbury and Hudson Valley, NY).

    Historically, manufacturers of tobacco products, principally cigarettes, have been major users of outdoor advertising displays, including displays operated by the Company. The following industries generated significant revenues as a percentage of the Company's net revenues in 1996: tobacco (13.2%); automotive (10.9%); retail (14.6%); and entertainment (11.2%).

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES:

    The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company's consolidated financial statements. These policies are in conformity with generally accepted accounting principles consistently applied in all material respects.

BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances, transactions and profits have been eliminated.

REVENUE RECOGNITION

    The Company's revenues are generated from contracts with advertisers generally covering periods of one to twelve months. The Company recognizes revenues monthly over the period in which advertisement displays are posted on the advertising structures. A full month's revenue is recognized in the first month of posting. Costs incurred for the production of outdoor advertising displays are recognized in the initial month of the contract or as incurred during the contract period. Payments received in advance of billings are recorded as deferred revenues.

CASH AND EQUIVALENTS

    The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

    Cash held in escrow represents a deposit made by Revere Holding Corp. under an agreement relating to a contemplated acquisition of property. The property was subsequently not acquired and therefore the funds were returned to cash and equivalents.

PREPAID LAND LEASES

    Most of the Company's advertising structures are located on leased land. Land rents are typically paid in advance for periods ranging from one to twelve months. Prepaid land leases are expensed ratably over the related rental term.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Normal maintenance and repair costs are expensed. Depreciation is computed principally using a straight-line method over the estimated useful lives of the assets:

Buildings.........................................................   39 years
Advertising structures............................................   15 years
Vehicles and equipment............................................  5-7 years

GOODWILL AND INTANGIBLE ASSETS

    Non-compete agreements are amortized over their estimated economic lives, ranging from three to ten years. Goodwill is amortized over fifteen years on a straight-line basis. The Company reviews the carrying value of intangibles and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This review is performed by comparing estimated undiscounted future cash flows from the use of the asset to the recorded value of the asset.

OTHER ASSETS

    Loan costs incurred in connection with obtaining financing have been deferred and are being amortized on a straight-line basis over the life of the loans. Acquisition costs are amortized over five years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of cash and equivalents, accounts receivable and accounts payable approximate the carrying value because of the immediate or short-term maturity of these financial instruments. The fair value of the Company's other financial instruments approximates the carrying value.

STOCK-BASED COMPENSATION

    In 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation." In accordance with provisions of SFAS No. 123, the Company applies fair value accounting for its stock-based compensation.

EARNINGS PER SHARE

    Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each year (7,654,000 shares in 1994, 7,654,000 shares in 1995 and 15,787,000 shares in 1996). All per share information in these financial statements have been adjusted to give effect to a 16-for-one stock split in July 1996.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net losses.

NOTE 3--EQUITY OFFERINGS AND DEBT REFINANCINGS:

Proceeds from equity offerings:
  Private investors.............................................  $  30,000
  Initial public offering.......................................     60,353
  Secondary public offering.....................................    202,064
                                                                  ---------
                                                                    292,417
                                                                  ---------
Proceeds from long-term debt offerings:
  9 3/4% Senior Subordinated Debt...............................    223,587
  9 3/4% Series B Senior Subordinated Debt......................    101,500
  Paramount note................................................        168
                                                                  ---------
                                                                    325,255
                                                                  ---------
Proceeds from credit facilities.................................    486,052
                                                                  ---------
    Total proceeds from financings..............................  1,103,724
                                                                  ---------
Proceeds from financings used for:
  14% Senior Secured Discount Notes repayment...................     32,718
  11% Senior Notes repayment....................................     65,000
  Penalty on the early retirement of 11% Senior Notes and 14%
    Senior Secured Notes........................................     18,424
  Mortgage and other............................................      1,673
                                                                  ---------
                                                                    117,815
Repayment of credit facilities..................................    475,713
Financing costs.................................................     14,590
                                                                  ---------
                                                                    680,118
                                                                  ---------
Net financing proceeds..........................................  $ 495,606
                                                                  ---------
                                                                  ---------

    In April 1996, the Company sold to private investors 186,500 shares of Class B common stock and 188,500 shares of Class C common stock for net proceeds of approximately $30 million. The proceeds were used to assist in financing the acquisition of NOA Holding Corp.

    In July 1996, the Company completed an initial public offering (IPO) of approximately 4,630,000 shares of its common stock, at a price of $14.50 per share for net proceeds of $60,353. In conjunction with the IPO, the Company effected a 16-for-one stock split. In October 1996, a secondary offering of

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--EQUITY OFFERINGS AND DEBT REFINANCINGS: (CONTINUED) approximately 5,750,000 shares of the Company's common stock was issued at an offering price of $37.50 per share for net proceeds of $202,064.

    At December 31, 1996 the Company's credit facility provides for a total loan commitment of $230 million with (i) a revolving line of credit facility providing for borrowings of up to $12.5 million, (ii) an acquisition credit line in the amount of $212.5 million which is available under a revolving/term loan facility and (iii) a swing line in the amount of $5 million. In 1996, proceeds from credit facilities totaled $486,052, while credit facility repayments totaled $475,713.

    The Company completed a public offering of $225 million 9 3/4% Senior Subordinated Notes due 2006 for net proceeds of $223,587 in October 1996 and a private offering of $100 million 9 3/4% Series B Subordinated Notes due 2006 for net proceeds of $101,500 in December 1996 (collectively, "the Notes Offerings").

    The net proceeds of the equity offerings and the Notes Offerings together with the proceeds under the available credit facilities were used to redeem all of the outstanding 14% Senior Secured Discount Notes due 2003 at $32,718 and the 11% Senior Notes due 2003 at $65,000, pay the $18,424 related penalty, repay approximately $285 million of the then outstanding credit facility and pay the purchase price of $25 million relating to certain acquisitions which occurred in 1996. The redemptions during the year resulted in an extraordinary loss of $26,574.

NOTE 4--ACQUISITIONS:

    The Company's wholly owned subsidiary, Universal Outdoor, Inc. ("Universal") completed the following acquisitions for cash during 1996:

                                                                            PURCHASE PRICE
                                                                       ------------------------
                                                                          STOCK        ASSET
                                                       ACQUIRED        ACQUISITION  ACQUISITION
                                                  -------------------  -----------  -----------
Ad-Sign, Inc.                                           January, 1996                $  12,500
NOA Holding Corp.                                         April, 1996   $  83,295
Iowa Outdoor Displays                                 September, 1996                    1,794
The Chase Company                                     September, 1996                    5,800
Outdoor Advertising Holdings, Inc.                      October, 1996     239,064
Revere Holding Corp.                                   December, 1996     123,794

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 4--ACQUISITIONS (CONTINUED):

    The purchase price for accounting purposes was allocated as follows to the assets purchased and the liabilities assumed based upon the estimated fair values on the dates of acquisition. It is expected that revisions to the assets purchased and liabilities assumed will be made during 1997; however, it is not expected that such revisions will have any material effect.

                                                                                       1996
                                                                                    ----------
Current assets, other than cash...................................................  $   22,567
Property and equipment............................................................     323,624
Goodwill..........................................................................     219,406
Other assets......................................................................       4,847
Current liabilities...............................................................     (32,497)
Net deferred taxes................................................................     (71,700)
                                                                                    ----------
                                                                                    $  466,247
                                                                                    ----------
                                                                                    ----------

    All acquisitions have been accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition. Where required, net deferred taxes were recorded representing the temporary difference between the tax attributes assumed and the recorded fair value as of the date of acquisition. Since it is not deductible for tax purposes, no deferred taxes are required to be recorded for amounts allocated to goodwill.

    In conjunction with the acquisitions, the Company recorded reserves of approximately $5.0 million to cover anticipated costs of combining its existing business with the acquired outdoor advertising businesses. The reserves relate to liabilities incurred for relocation $(1.6 million), severance $(1.4 million), facility charges $(1.3 million) and other related expenditures $(0.7 million). Approximately $1.3 million was charged against this reserve during 1996.

    The following unaudited pro forma financial information includes the results of operations of the 1996 acquisitions as if the transactions had been consummated as of the beginning of the periods presented after including the impact of certain adjustments such as depreciation of advertising structures, amortization of goodwill and other intangibles, reduction of corporate expenses and interest expense on debt assumed to have been incurred to complete the transactions.

                                                                         1995         1996
                                                                      -----------  -----------
                                                                      (UNAUDITED)  (UNAUDITED)
Net revenues........................................................   $ 162,758    $ 176,611
Depreciation and amortization.......................................      50,818       50,818
Operating income....................................................      24,836       34,957
Interest expense....................................................      40,670       44,235
Loss before income taxes and extraordinary loss.....................     (15,962)     (11,089)
Loss before income taxes............................................   $ (15,962)   $ (37,663)

Loss per share......................................................   $   (1.01)   $   (2.39)

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 4--ACQUISITIONS (CONTINUED):

    These unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented and are not intended to project future results.

NOTE 5--PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following at December 31:

                                                                           1995        1996
                                                                         ---------  ----------
Outdoor advertising structures.........................................  $  76,340  $  390,963
Land and capitalized land lease costs..................................      2,232      12,130
Vehicles and equipment.................................................      4,712      12,744
Building and leasehold improvements....................................      3,150      11,087
Display faces under construction.......................................      1,344         748
                                                                         ---------  ----------
                                                                            87,778     427,672
Less accumulated depreciation..........................................     32,432      45,117
                                                                         ---------  ----------
                                                                         $  55,346  $  382,555
                                                                         ---------  ----------
                                                                         ---------  ----------

NOTE 6--GOODWILL AND INTANGIBLE ASSETS:

    Goodwill and intangible assets consist of the following at December 31:

                                                                            1995        1996
                                                                          ---------  ----------
Non-compete agreements..................................................  $   6,500  $    6,642
Goodwill................................................................        930     221,909
                                                                          ---------  ----------
                                                                              7,430     228,551
Less accumulated amortization...........................................      4,735       9,542
                                                                          ---------  ----------
                                                                          $   2,695  $  219,009
                                                                          ---------  ----------
                                                                          ---------  ----------

NOTE 7--OTHER ASSETS:

    Other assets consist of the following at December 31:

                                                                            1995        1996
                                                                          ---------  ----------
Financing costs.........................................................  $   6,284  $   24,980
Deposits................................................................         20       5,073
Other...................................................................      1,211       4,815
                                                                          ---------  ----------
                                                                              7,515      34,868
Less accumulated amortization...........................................      1,857       9,754
                                                                          ---------  ----------
                                                                          $   5,658  $   25,114
                                                                          ---------  ----------
                                                                          ---------  ----------

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 8--ACCRUED EXPENSES:

    Accrued expenses consist of the following at December 31:

                                                                             1995       1996
                                                                           ---------  ---------
Interest payable.........................................................  $   1,054  $   5,667
Other taxes payable......................................................     --          4,070
Employee compensation and related taxes..................................        184      2,479
Deferred revenue.........................................................        468      2,114
Accrued leases...........................................................     --          1,599
Severance and relocation.................................................     --          2,121
Professional services....................................................     --          1,935
Lease and maintenance....................................................     --          2,392
Other....................................................................        225      4,155
                                                                           ---------  ---------
                                                                           $   1,931  $  26,532
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE 9--LONG-TERM DEBT AND OTHER OBLIGATIONS:

    Long-term debt and other obligations consist of the following at December
31:

                                                                           1995        1996
                                                                        ----------  ----------
9 3/4% Senior Subordinated Notes due 2006, net of discount of
 $1,389...............................................................  $   --      $  223,611
9 3/4% Series B Senior Subordinated Notes due 2006, net of premium of
 $1,487...............................................................      --         101,487
Revolving Credit Loan.................................................       3,286      --
Acquisition Credit Loan...............................................       6,375      --
Acquisition Term Loan                                                       --          20,000
14% Senior Secured Discount Notes, due 2004, net of discount of
 $20,918..............................................................      29,083      --
11% Senior Notes due 2003, net of discount of $839....................      64,161      --
Other obligations.....................................................       3,515       4,043
                                                                        ----------  ----------
                                                                           106,420     349,141
Less current maturities of long-term debt and other obligations.......          58      --
                                                                        ----------  ----------
                                                                        $  106,362  $  349,141
                                                                        ----------  ----------
                                                                        ----------  ----------

9 3/4% SENIOR SUBORDINATED NOTES

    The Senior Notes mature on October 15, 2006 and bear interest at 9 3/4% payable semiannually on April 15 and October 15, beginning on April 15, 1997. The Company is required to meet certain financial tests which include those relating to the maintenance of a minimum fixed charge ratio, minimum adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) and a senior leverage ratio.

    The Senior Notes are general unsecured obligations of the Company and are subordinated to all existing and future Senior Debt, including the indebtedness under the credit facilities. The indenture

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 9--LONG-TERM DEBT AND OTHER OBLIGATIONS: (CONTINUED) governing the Senior Notes contains certain restrictive covenants including, among others, limitations on additional debt incurrence, restrictions on distributions to shareholders, the creation of liens, the merger or sale of substantially all of the Company or its operating subsidiaries assets and engaging in certain transactions with affiliates.

9 3/4% SERIES B SENIOR SUBORDINATED NOTES

    The Series B Senior Notes mature on October 15, 2006 and bear interest at 9 3/4% payable semiannually on April 15 and October 15, beginning on April 15, 1997. The Company is required to meet certain financial tests which include those relating to the maintenance of a minimum fixed charge ratio and minimum adjusted EBITDA.

    The Series B Senior Notes are general unsecured obligations of the Company and are subordinated to all existing and future Senior Debt, including indebtedness under the credit facilities. The indenture governing the Series B Senior Notes contains certain restrictive covenants including, among others, limitations on additional debt incurrence, restrictions on distributions to shareholders, the creation of liens, the merger or sale of substantially all of the Company's assets and engaging in certain transactions with affiliates.

CREDIT FACILITIES

    In October 1996, the Company amended and restated its existing credit facilities to provide for a total loan commitment of $230 million with (i) a revolving line of credit facility providing for borrowings of up to $12.5 million, (ii) an acquisition credit line in the amount of $212.5 million which is available under a revolving/term loan facility and (iii) a swing line in the amount of $5 million. Upon the failure of certain events to occur prior to October 1997, a total of $100 million under the $212.5 million revolving/term loan facility may be converted to a term facility which may not be reborrowed. Approximately $212.5 million of the credit facility matures on September 30, 2003 with the remaining amount maturing on September 30, 2004. As of December 31, 1996, the Company had drawn down $20 million under the acquisition credit facility and had no borrowings under the revolving credit facility or the swing line of credit.

    The loans under the revolving credit facility and acquisition term loan bear interest at the rate per annum equal to the prime rate or euro dollar rate, plus an additional 0% to 2.75% depending on the leverage ratio of the Company as defined in the credit facility agreement. The interest rate in effect during 1996 ranged from 7.875% to 10%. Interest on the credit facility is payable upon the date of maturity.

    Each of the revolving credit facility and the acquisition credit facility are secured by a first priority lien on the assets of Universal and upon the existence of certain conditions, a pledge of the common stock of the Company held by certain management shareholders, as well as the pledge of the Company's stock. Borrowings under the new credit facility are subject to certain restrictive covenants including, among others, a minimum fixed charge ratio, a minimum adjusted EBITDA and maximum senior leverage ratio. The new credit facility contains certain restrictive covenants including, among others, limitations on additional debt incurrence, restrictions on distributions to shareholders, the creation of liens, the merger or sale of substantially all of the Company's assets and engaging in certain transactions with affiliates.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 9--LONG-TERM DEBT AND OTHER OBLIGATIONS (CONTINUED):

    Commitment fees are 1/2 percent on the unused portion of the acquisition credit line and the revolving credit facility.

    Net debt issuance costs of $14,100 were capitalized in 1996 and are being amortized on a straight-line basis over the term of the debt.

    Future maturities of long-term debt and other obligations as of December 31, 1996 are as follows:

1997..............................................................  $  --
1998..............................................................     20,352
1999..............................................................      1,991
2000..............................................................     --
2001..............................................................        500
2002 and thereafter...............................................    326,298
                                                                    ---------
Total.............................................................  $ 349,141
                                                                    ---------
                                                                    ---------

NOTE 10--LEASE COMMITMENTS:

    Rent expense totaled $4,600, $4,600 and $13,002 in 1994, 1995 and 1996, respectively. Minimum annual rentals under the terms of noncancelable operating leases with terms in excess of one year in effect at December 31, 1996 are payable as follows:

YEAR                                                                          CAPITAL     OPERATING
--------------------------------------------------------------------------  -----------  -----------
1997......................................................................   $     275    $     448
1998......................................................................         233          277
1999......................................................................         117          172
2000......................................................................          26          126
2001......................................................................      --               18
                                                                                 -----   -----------
  Total minimum lease payments............................................         651    $   1,041
                                                                                         -----------
                                                                                         -----------
Less: amounts representing interest.......................................         (71)
                                                                                 -----
Present value of minimum lease payments...................................         580
Less: current portion.....................................................         235
                                                                                 -----
Long-term capitalized lease obligations...................................   $     345
                                                                                 -----
                                                                                 -----

NOTE 11--INCOME TAXES:

    The Company incurred a net operating loss in 1994, 1995 and 1996; therefore, no provision for income taxes was required.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 11--INCOME TAXES: (CONTINUED)
    Deferred tax assets (liabilities) consist of the following at December 31:

                                                                            1995        1996
                                                                          ---------  ----------
Deferred tax liabilities:
Property and equipment..................................................  $  --      $  (99,212)
                                                                          ---------  ----------
  Total deferred tax liabilities........................................     --         (99,212)
                                                                          ---------  ----------
Deferred tax assets:
Bad debts...............................................................         42         897
Non-deductible accrued expenses.........................................         53       2,140
Property and equipment..................................................        523      --
Goodwill and intangibles................................................     --           6,112
Non-deductible interest.................................................      1,803      --
Warrants................................................................     --           3,600
Operating loss and credit carryforwards.................................      6,202      34,628
                                                                          ---------  ----------
  Total deferred tax assets.............................................      8,623      47,377
                                                                          ---------  ----------
Valuation allowance.....................................................     (8,623)    (19,865)
                                                                          ---------  ----------
  Net deferred tax liabilities..........................................  $  --      $  (71,700)
                                                                          ---------  ----------
                                                                          ---------  ----------

    The Company has established a valuation allowance against a portion of its operating loss and credit carryforwards following an assessment of the likelihood of realizing such amounts. In arriving at the determination as to the amount of the valuation allowance required, the Company considered its past operating history as well as significant acquisitions made in 1996, statutory restrictions on the use of operating losses from acquisitions acquired during the year, tax planning strategies and its expectation of the level and timing of future taxable income.

    At December 31, 1996, the Company had net operating loss and credit carryforwards for federal income tax purposes of approximately $86 million. Included in total net operating loss carryforwards is approximately $45 million of operating loss and credit carryforwards generated by certain acquired companies prior to their acquisition by the Company. Total carryforwards expire between 2005 and 2011. During the current fiscal year, the Company did not utilize any net operating loss or credit carryforwards.

    The Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code. As such, the utilization of net operating loss carryforwards are subject to an annual limitation based upon the value of the Company on the change date. The acquisition of Outdoor Advertising Holdings, Inc. and Revere Holding Corp. resulted in an "ownership change" and a limitation is imposed on the acquired net operating loss carryforwards in these acquisitions. Furthermore, the Company's use of the net operating loss carryforwards are subject to limitations applicable to corporations filing consolidated federal income tax returns.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--WARRANTS:

    The following table summarizes the Company's warrant activity:

                                                                                  EXERCISE
                                                            1995        1996        PRICE
                                                         ----------  ----------  -----------
Number of shares under warrants:
Beginning of year......................................   1,000,000   1,000,000  $   .000625
Granted................................................      --       2,470,608  $      5.00
Exercised..............................................      --        (612,800)
Canceled/expired.......................................      --          --
                                                         ----------  ----------
Warrants outstanding at end of year....................   1,000,000   2,857,808
                                                         ----------  ----------
                                                         ----------  ----------
Warrants exercisable at end of year....................   1,000,000   2,857,808
                                                         ----------  ----------
                                                         ----------  ----------

    In 1994, the Company issued 1,000,000 warrants which expire on July 1, 2004. The warrants were assigned, based on market conditions at the time of grant, a value of $2,500. Each warrant entitles the holder to purchase one share of common stock (the "warrant share"). In July 1996, a total of 612,800 warrants were exercised into warrant shares. A total of 387,200 warrants remain exercisable into warrant shares.

    In April 1996, key executives and employees were granted 2,470,608 warrants to purchase common shares (the "1996 Warrant Plan"). Each warrant is fully exercisable into one share of common stock at a warrant exercise price of $5.00 per share. A total of 2,470,608 shares of common stock have been reserved for issuance pursuant to the warrants issued in 1996. The fair value of each warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of 0%, expected stock price volatility of 39.42%, risk-free interest rate of 6.28% and expected lives of 7 years. The Company recognized a one-time non-cash compensation charge of $9 million relating to the issuance of the warrants under the 1996 Warrant Plan.

NOTE 13--CONTINGENCIES:

    The Company, as the successor to Outdoor Advertising Holdings, Inc. and POA Acquisition Company ("POA"), is a defendant in a case pending in the United States District Court, Middle District of Florida. The plaintiffs alleged that POA, among others, conspired to restrain trade and to monopolize the market for leases for land on which outdoor advertising structures can be erected. The case was set for trial in January 1997 and has been continued pending court availability. The plaintiffs have alleged that the acts of the defendants resulted in harm to the plaintiffs and damages of $4 to $12 million, which could be trebled under the applicable laws. The Company intends to defend the case vigorously. There can be no assurance as to the ultimate outcome of this litigation although management does not presently believe it will have a material adverse effect on its results of operations or financial condition.

    The Company is subject to various other claims and routine litigation arising in the ordinary course of business. Based on the advice of counsel, management does not believe that the result of such other claims and litigation, individually or in the aggregate, will have a material effect on the Company's business or its results of operations, cash flows or financial position.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 14--QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized quarterly financial data for 1996 is as follows:

                                                     FIRST     SECOND      THIRD      FOURTH
                                                   ---------  ---------  ---------  ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
Net revenues.....................................  $   8,427  $  17,812  $  18,643  $   31,256
Operating income.................................      1,597     (1,638)     5,874       5,903
Income (loss) before extraordinary item..........     (2,008)    (8,148)     1,991      (1,064)
Net income (loss)................................     (2,008)    (8,148)       591     (26,238)
Per Share:
  Income (loss) before extraordinary item........  $    (.26) $   (1.06) $     .10  $     (.04)
Net income (loss)................................  $    (.26) $   (1.06) $     .03  $    (1.08)
Weighted average shares outstanding..............      7,654      7,654     19,297      24,343

    In the third quarter of 1996, the Company recorded a non-cash compensation charge in the amount of $9 million relating to management warrants.

    In 1996, the Company recorded an extraordinary loss of $26,574 related to the early retirement of the 11% Senior Notes and the 14% Senior Secured Notes.

    Summarized quarterly financial data for 1995 is as follows:

                                                     FIRST     SECOND      THIRD      FOURTH
                                                   ---------  ---------  ---------  ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
Net revenues.....................................  $   7,236  $   9,175  $   8,940  $    8,797
Operating income.................................      1,319      3,055      2,458       2,405
Income (loss) before extraordinary item..........     (1,778)      (215)      (811)       (899)
Net loss.........................................     (1,778)      (215)      (811)       (899)
Per Share:
  Loss before extraordinary item.................  $    (.23) $    (.03) $    (.11) $     (.12)
  Net income (loss)..............................  $    (.23) $    (.03) $    (.11) $     (.12)
Weighted average shares outstanding..............      7,654      7,654      7,654       7,654

NOTE 15--RELATED-PARTY TRANSACTIONS:

    During 1996 the Company paid management fees in the amount of $1,250 to a private investor, which is included in other expenses on the Consolidated Statement of Operations.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 16--SUBSEQUENT EVENTS:

    In January 1997, the Company acquired a total of approximately 2,018 advertising display faces located in and around Memphis, Tennessee. The purchase price was approximately $71 million plus 100,000 shares of common stock of the Company.

    In January 1997, the Company acquired a total of approximately 1,035 advertising display faces located in three markets in the east coast of the United States, including Metro New York, Northern New Jersey and Hudson Valley, for approximately $40 million in cash.

    In February 1997, the Company acquired a total of approximately 135 advertising display faces located in and around Evansville, Indiana for approximately $5.5 million in cash. The Company also acquired 12 existing advertising display faces and 35 in process display faces in New Jersey for approximately $5.3 million in cash.

    In February 1997, the Company agreed to acquire approximately 1,450 advertising display faces in the Baltimore metropolitan area for $46.5 million in cash.

   ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

ITEM 10 -- EXECUTIVE OFFICERS AND DIRECTORS

    See "Directors and Officers", "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 11 -- EXECUTIVE COMPENSATION

    See "Compensation of Executive Officers" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See "Principal Security Holders of the Company" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On April 5, 1996, the Company issued to Kelso Investment Associates V, L.P. ("KIA V"), Kelso Equity Partners V, L.P. ("KEP V") and certain individuals designated by Kelso & Company, L.P. (the "Kelso Designees") 186,500 shares of Class B Common Stock and 188,500 shares of Class C Common Stock (prior to a subsequent 16 for 1 stock split) in exchange for $30,000,000. At such time, the Company also agreed to pay a one-time fee of $1,250,000 in cash and an annual fee of $150,000 to Kelso & Company, L.P., an affiliate of KIA V and KEP V, for consulting and advisory services to the Company. Messrs. Goldberg and Bynum, directors of the Company, are Managing Director and Vice President, respectively, of Kelso & Company, L.P., limited partners of the general partner of KIA V and limited partners of KEP V.

    In July 1996, the Company entered into agreements with KIA V, KEP V and certain individual shareholders relating to certain rights of KIA V, KEP V and such individual shareholders as holders of Class B Common Stock and Class C Common Stock of the Company. Pursuant to such agreements, the Company agreed to reclassify the shares of Class B Common Stock and Class C Common Stock into a total of 6,000,000 shares of Common Stock, of which 2,500,000 were sold in the IPO. Pursuant to such agreements, the annual consulting and advisory fee of $150,000 payable to Kelso & Company, L.P. was terminated but Kelso & Company, L.P.'s reimbursement of expenses and indemnification rights in connection therewith remained in effect. In connection with the IPO, Kelso & Company, L.P. received a one-time fee of $650,000. In addition, as a result of the reclassification, KIA V, KEP V and such individual shareholders have the same rights as holders of the Company's Common Stock. In connection with the reclassification, KIA V, KEPV and such individual shareholders were granted four demand registration rights, were granted "piggy-back" registrations rights and KIA V was granted the right to nominate two persons for seats on the Board of Directors of the Company and of UOI to be voted upon by the stockholders, with one of such directors, if elected, to be a member of the Compensation Committee of the Board of Directors of the Company.

    In April 1996, the Company acquired four painted bulletin faces in Chicago from Paramount Outdoor, Inc. ("Paramount") in an asset purchase transaction. David L. Quas and Jay Sauber, who are General Managers and Sales Managers for the Company, are the owners of Paramount. In exchange for the four painted bulletin faces, the Company agreed to pay $500,000 in cash at the time of purchase, $1,400 monthly for the next 24 months and an additional $168,000 payable two years after such purchase date, provided, the gross revenues received by the Company from the purchased assets equal or exceed $333,600. In 1993, Paramount had purchased the Chicago sites (including the lease rights, permits and structures) from a joint venture between the Company and HMS, Inc., an unaffiliated entity, for $100,000, which the Company believes represented market price.

    As a component of its growth strategy, in July 1995, the Company entered into a consulting agreement with Urban Development, L.L.C. ("Urban") whereby Urban shall consult with, and develop new sign locations in the Milwaukee and Chicago markets for, the Company. Urban agreed to provide consulting services to the Company over a period of 10 years in consideration of $1,400,000 which was paid on such date. The managing member of Urban is Lawrence J. Simon, a former officer and director of the Company and the brother of Daniel L. Simon and Paul
G. Simon. Lawrence J. Simon resigned as a director and an executive vice president of the Company on October 4, 1995.

    All of the transactions described above were approved by the Company's independent outside directors. The Company will not engage in transactions with its affiliates in the future unless the terms of such transactions are approved by a majority of its independent outside directors. In addition, the New Credit Facility and indentures governing the Notes impose limitations on the Company's ability to engage in such transactions.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1)Consolidated Financial Statements of Universal Outdoor Holdings, Inc. for the year ended December 31, 1996

    (2) None

    (3) Exhibits required by Item 601 of Regulation S-K.

                                LIST OF EXHIBITS

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       2.1   Plan and Agreement of Merger, dated November 18, 1993, between the Company and Universal Outdoor II,
             Inc. (filed as Exhibit 2 to UOI's Registration Statement on Form S-1 (Commission File No. 33-72710) and
             incorporated herein by reference)
       2.2   Stock Purchase Agreement (Stock Purchase Agreement) between Wind Point Partners II, L.P., Marquette
             Venture Partners, L.P., Chemical Equity Associates, a California Limited Partnership, Banc One Venture
             Corporation and Management Shareholders and UOI relating to the capital stock of NOA Holding Company dated February 27, 1996 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 5,
             1996 (File No. 33-82582) (the Company 8-K) and incorporated herein by reference)
       2.3   Amendment No. 1 to Stock Purchase Agreement (filed as Exhibit 2.2 to the Company 8-K and incorporated herein by reference)
       2.4   Agreement and Plan of Recapitalization between the Company, KIA V, KEP V and certain stockholders of the
             Company (filed as Exhibit 2.4 to Amendment No. 2 to the Company's Registration Statement (File No.
             333-12457) on Form S-1 (the Registration Statement) and incorporated herein by reference)
       2.5   Agreement and Plan of Merger between UOI, Universal Acquisition Corp. and Outdoor Advertising Holdings,
             Inc. dated August 27, 1996 (filed as Exhibit 2.5 to the Registration Statement and incorporated herein by reference)
       2.6   Option and Asset Purchase Agreement between UOI and the Memphis/Tunica Sellers dated September 12, 1996
             (filed as Exhibit 2.6 to the Registration Statement and incorporated herein by reference)
       2.7   Asset Purchase Agreement among Mountain Media, Inc., d/b/a Iowa Outdoor Displays, Robert H. Lambert and
             UOI dated September 12, 1996 (filed as Exhibit 2.4 to UOI's Registration Statement on Form S-1, dated
             February 13, 1997 (File No. 333-21717) (the UOI Registration Statement) and incorporated herein by reference)
       2.8   Asset Purchase Agreement between UOI and The Chase Company dated September 11, 1996 (filed as Exhibit
             2.8 to the Registration Statement and incorporated herein by reference)
       2.9   Stock Purchase Agreement, dated as of November 22, 1996, among Revere, UOI and the stockholders of
             Revere (filed as Exhibit 2.6 to the UOI Registration Statement and incorporated herein by reference)
       2.10  Asset Purchase Agreement, dated as of December 10, 1996, among Matthew, Matthew Acquisition Corp. and
             UOI (filed as Exhibit 2.7 to the UOI Registration Statement and incorporated herein by reference)
       3.1   Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registration
             Statement and incorporated herein by reference)
       3.2   Second Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference)

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       4.1   Specimen Common Stock Certificate of the Company (filed as Exhibit 4.1 to the Company's Registration
             Statement (File No. 333-5351) on Form S-1 and incorporated herein by reference)
       4.2   Indenture of Trust between United States Trust Company of New York as trustee, and UOI, dated as of
             October 16, 1996, relating to the October Notes (filed as Exhibit 10.3 to the UOI Registration Statement and incorporated herein by reference)
       4.3   Indenture of Trust between United States Trust Company of New York, as trustee, and UOI dated as of
             December 16, 1996, relating to the December Notes (filed as Exhibit 4.1 to the UOI Registration
             Statement and incorporated herein by reference)
       4.4   Warrant Agreement between the Registrant and United States Trust Company of New York, as warrant agent, dated June 30, 1994 relating to the Noteholder Warrants (filed as Exhibit 4(i) to Amendment No. 1 to the
             Company's Registration Statement on Form S-1 (File No. 33-93852) and incorporated herein by reference)
       9.1   Voting Trust Agreement dated December 20, 1995 among the Company, Daniel L. Simon and Brian T. Clingen
             (filed as Exhibit 9.1 to the Company's Registration Statement (File No. 333-5351) on Form S-1 and
             incorporated herein by reference)
       9.2   Voting Trust Agreement among the Company, Daniel L. Simon and Paul G. Simon (filed as Exhibit 9.2 to the
             Registration Statement and incorporated herein by reference)
      10.1   Consolidated Credit Agreement dated October 31, 1996, among UOI, the various lending institutions from time to time parties thereto, LaSalle National Bank, as Co-Agent and Bankers Trust Company, as Agent
             (filed as Exhibit 10.1 to the UOI Registration Statement and incorporated herein by reference)
      10.2   Amended and Restated 1996 Warrant Plan of the Company (filed as Exhibit 10.3 to Amendment No. 2 to the
             Company's Registration Statement (File No. 333-5351) on Form S-1 and incorporated herein by reference)
      10.3   Agreement Regarding Tax Liabilities and Payments dated as of November 18, 1993 by and between UOI and the Company (filed as Exhibit 10(f) to UOI's Form S-1 Registration Statement (File No. 33-72710) and
             incorporated herein by reference)
      10.4   Capital Appreciation Right Agreement among the Company, Connecticut General Life Insurance Company,
             Cigna Property and Casualty Insurance Company, Life Insurance Company of North America and Aetna Life
             Insurance Company dated November 18, 1993 (filed as Exhibit 10.6 to Amendment No. 2 to the Company's
             Registration Statement (File No. 333-5351) on Form S-1 and incorporated herein by reference)
      10.5   Fee Letter between the Company and Kelso & Company, L.P. (filed as Exhibit 10.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-12457) and incorporated herein by reference)
      10.6   Registration Rights Agreement among the Company, KIA V, KEP V, Daniel L. Simon, Brian T. Clingen and
             Paul G. Simon (filed as Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form
             S-1 (File No. 333-12457) and incorporated herein by reference)
      11.1   Statement regarding computation of per share earnings
      21.1   Subsidiaries of the Registrant
      27     Financial Data Schedule

    (b) Reports on Form 8-K that have been filed during the last quarter of the period covered by this Report:

    Form 8-K, dated October 8, 1996, reported the POA Acquisition and included balance sheets of the acquired company and the related statements of operations, shareholder's equity and cash flows.

    Form 8-K, dated December 9, 1996, reported that the Company had entered into an agreement in connection with the Matthew Acquisition. Amendment No. 1 to the Form 8-K was filed December 24, 1996 to report the Revere Acquisition and included therein were the consolidated balance sheets of Revere and its subsidiaries and the related consolidated statements of operations, stockholder's equity and cash flows.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNIVERSAL OUTDOOR HOLDINGS, INC.

                                BY:             /S/ DANIEL L. SIMON
                                     -----------------------------------------
                                                  Daniel L. Simon
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: March 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President and Chief
     /s/ DANIEL L. SIMON          Executive Officer
------------------------------    (Principal Executive        March 27, 1997
       Daniel L. Simon            Officer) and Director

                                Vice President and Chief
     /s/ BRIAN T. CLINGEN         Financial Officer
------------------------------    (Principal Financial and    March 27, 1997
       Brian T. Clingen           Accounting Officer) and
                                  Director

     /s/ MICHAEL J. ROCHE
------------------------------  Director                      March 27, 1997
       Michael J. Roche

   /s/ MICHAEL B. GOLDBERG
------------------------------  Director                      March 27, 1997
     Michael B. Goldberg

   /s/ FRANK K. BYNUM, JR.
------------------------------  Director                      March 27, 1997
     Frank K. Bynum, Jr.

                                LIST OF EXHIBITS

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       2.1   Plan and Agreement of Merger, dated November 18, 1993, between the Company and Universal Outdoor II,
             Inc. (filed as Exhibit 2 to UOI's Registration Statement on Form S-1 (Commission File No. 33-72710) and
             incorporated herein by reference)
       2.2   Stock Purchase Agreement (Stock Purchase Agreement) between Wind Point Partners II, L.P., Marquette
             Venture Partners, L.P., Chemical Equity Associates, a California Limited Partnership, Banc One Venture
             Corporation and Management Shareholders and UOI relating to the capital stock of NOA Holding Company dated February 27, 1996 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 5,
             1996 (File No. 33-82582) (the Company 8-K) and incorporated herein by reference)
       2.3   Amendment No. 1 to Stock Purchase Agreement (filed as Exhibit 2.2 to the Company 8-K and incorporated herein by reference)
       2.4   Agreement and Plan of Recapitalization between the Company, KIA V, KEP V and certain stockholders of the
             Company (filed as Exhibit 2.4 to Amendment No. 2 to the Company's Registration Statement (File No.
             333-12457) on Form S-1 (the Registration Statement) and incorporated herein by reference)
       2.5   Agreement and Plan of Merger between UOI, Universal Acquisition Corp. and Outdoor Advertising Holdings,
             Inc. dated August 27, 1996 (filed as Exhibit 2.5 to the Registration Statement and incorporated herein by reference)
       2.6   Option and Asset Purchase Agreement between UOI and the Memphis/Tunica Sellers dated September 12, 1996
             (filed as Exhibit 2.6 to the Registration Statement and incorporated herein by reference)
       2.7   Asset Purchase Agreement among Mountain Media, Inc., d/b/a Iowa Outdoor Displays, Robert H. Lambert and
             UOI dated September 12, 1996 (filed as Exhibit 2.4 to UOI's Registration Statement on Form S-1, dated
             February 13, 1997 (File No. 333-21717) (the UOI Registration Statement) and incorporated herein by reference)
       2.8   Asset Purchase Agreement between UOI and The Chase Company dated September 11, 1996 (filed as Exhibit
             2.8 to the Registration Statement and incorporated herein by reference)
       2.9   Stock Purchase Agreement, dated as of November 22, 1996, among Revere, UOI and the stockholders of
             Revere (filed as Exhibit 2.6 to the UOI Registration Statement and incorporated herein by reference)
       2.10  Asset Purchase Agreement, dated as of December 10, 1996, among Matthew, Matthew Acquisition Corp. and
             UOI (filed as Exhibit 2.7 to the UOI Registration Statement and incorporated herein by reference)
       3.1   Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registration
             Statement and incorporated herein by reference)
       3.2   Second Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference)
       4.1   Specimen Common Stock Certificate of the Company (filed as Exhibit 4.1 to the Company's Registration
             Statement (File No. 333-5351) on Form S-1 and incorporated herein by reference)
       4.2   Indenture of Trust between United States Trust Company of New York as trustee, and UOI, dated as of
             October 16, 1996, relating to the October Notes (filed as Exhibit 10.3 to the UOI Registration Statement and incorporated herein by reference)
       4.3   Indenture of Trust between United States Trust Company of New York, as trustee, and UOI dated as of
             December 16, 1996, relating to the December Notes (filed as Exhibit 4.1 to the UOI Registration
             Statement and incorporated herein by reference)

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       4.4   Warrant Agreement between the Registrant and United States Trust Company of New York, as warrant agent, dated June 30, 1994 relating to the Noteholder Warrants (filed as Exhibit 4(i) to Amendment No. 1 to the
             Company's Registration Statement on Form S-1 (File No. 33-93852) and incorporated herein by reference)
       9.1   Voting Trust Agreement dated December 20, 1995 among the Company, Daniel L. Simon and Brian T. Clingen
             (filed as Exhibit 9.1 to the Company's Registration Statement (File No. 333-5351) on Form S-1 and
             incorporated herein by reference)
       9.2   Voting Trust Agreement among the Company, Daniel L. Simon and Paul G. Simon (filed as Exhibit 9.2 to the
             Registration Statement and incorporated herein by reference)
      10.1   Consolidated Credit Agreement dated October 31, 1996, among UOI, the various lending institutions from time to time parties thereto, LaSalle National Bank, as Co-Agent and Bankers Trust Company, as Agent
             (filed as Exhibit 10.1 to the UOI Registration Statement and incorporated herein by reference)
      10.2   Amended and Restated 1996 Warrant Plan of the Company (filed as Exhibit 10.3 to Amendment No. 2 to the
             Company's Registration Statement (File No. 333-5351) on Form S-1 and incorporated herein by reference)
      10.3   Agreement Regarding Tax Liabilities and Payments dated as of November 18, 1993 by and between UOI and the Company (filed as Exhibit 10(f) to UOI's Form S-1 Registration Statement (File No. 33-72710) and
             incorporated herein by reference)
      10.4   Capital Appreciation Right Agreement among the Company, Connecticut General Life Insurance Company,
             Cigna Property and Casualty Insurance Company, Life Insurance Company of North America and Aetna Life
             Insurance Company dated November 18, 1993 (filed as Exhibit 10.6 to Amendment No. 2 to the Company's
             Registration Statement (File No. 333-5351) on Form S-1 and incorporated herein by reference)
      10.5   Fee Letter between the Company and Kelso & Company, L.P. (filed as Exhibit 10.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-12457) and incorporated herein by reference)
      10.6   Registration Rights Agreement among the Company, KIA V, KEP V, Daniel L. Simon, Brian T. Clingen and
             Paul G. Simon (filed as Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form
             S-1 (File No. 333-12457) and incorporated herein by reference)
      11.1   Statement regarding computation of per share earnings
      21.1   Subsidiaries of the Registrant
      27     Financial Data Schedule