Form 10-Q
period 1997-03-31
UNIVERSAL OUTDOOR HOLDINGS INC
filed 1997-05-13
CIK 928063

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(MARK ONE)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                          OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NUMBER 000-20823




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

                   YES   X                  NO
                      -------                  -----


    THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, AS OF MAY 12, 1997 WAS 24,112,800 SHARES.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           UNIVERSAL OUTDOOR HOLDINGS, INC.

                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                (Dollars in thousands)


                                                      March 31,   December 31,
                                                         1997        1996

                                ASSETS
                                ------

Current assets:
 Cash and equivalents                                  $   2,102     $  11,631
 Cash held in escrow                                         -           9,455
 Accounts receivable, less allowance                      23,929        20,927
  for doubtful accounts of $2,123 and $2,849
 Other receivables                                         2,109         1,445
 Prepaid land leases                                       4,578         4,010
 Prepaid insurance and other                               4,722         4,173
                                                       ---------     ---------
      Total current assets                                37,440        51,641
                                                       ---------     ---------
 Property and equipment, net                             513,475       382,555
 Goodwill and intangible assets, net                     220,107       219,009
 Other assets, net                                        19,845        25,114
                                                       ---------     ---------
      Total assets                                     $ 790,867     $ 678,319
                                                       ---------     ---------
                                                       ---------     ---------


                 LIABILITIES AND STOCKHOLDERS  EQUITY

Current liabilities:
 Accounts payable                                      $   2,816     $   3,373
 Accrued expenses                                         36,982        26,532
                                                       ---------     ---------
      Total current liabilities                           39,798        29,905
                                                       ---------     ---------
Long-term debt and other obligations                     451,220       349,141
Other long-term liabilities                                  471           485
Long-term deferred income tax liabilities                 71,700        71,700
Commitments and contingencies                                 -             -
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares           -             -
  authorized; and no shares issued and outstanding
 Common stock, $.01 par value, 75,000,000 shares             241           239
  authorized; 24,112,800 shares issued and
  outstanding
Warrants                                                   9,967         9,967
Additional paid in capital                               298,000       295,162
Accumulated deficit                                      (80,530)      (78,280)
                                                       ---------     ---------
      Total  stockholders' equity                        227,678       227,088
                                                       ---------     ---------
Total liabilities and stockholders' equity             $ 790,867     $ 678,319
                                                       ---------     ---------
                                                       ---------     ---------

    See accompanying notes to consolidated financial statements.

                           UNIVERSAL OUTDOOR HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                          (Dollars and shares in thousands)


                                           For the Three Months Ended March 31

                                                    1997           1996
                                                    ----           ----
Revenues                                            $47,575        $ 9,332
Less agency commissions                               3,567            905
                                                    -------        -------
 Net revenues                                        44,008          8,427
                                                    -------        -------
Operating expenses:
 Direct advertising expenses                         18,445          3,571
 General and administrative expense                   4,401          1,227
 Depreciation and amortization                       12,859          2,032
                                                    -------        -------
                                                     35,705          6,830
                                                    -------        -------


Operating income                                      8,303          1,597
                                                    -------        -------

Other expense:
 Interest expense, including net amortization
  of bond discount (premium)  of $(2) and $1,109     10,490          3,430
 Interest expense - amortization  of deferred
  financing costs                                       245            164
Other expenses                                         (182)            11
                                                    -------        -------
       Total other expense                           10,553          3,605
                                                    -------        -------

Net loss                                            ($2,250)       ($2,008)
                                                    -------        -------
                                                    -------        -------

Loss per common and common equivalent share:

Net loss                                            ($0.09)        ($0.26)

Weighted average common and
 common equivalent shares outstanding                24,096          7,654

         See accompanying notes to consolidated financial statements.

                           UNIVERSAL OUTDOOR HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (Dollars in thousands)


                                            For the Three Months Ended March 31
                                                          1997       1996

Cash flows from operating activities:
 Net loss                                              ($2,250)       ($2,008)
 Depreciation and Amortization                          12,859          3,305
 Amortization of Deferred Financing Costs                  245            -
 Loss on sale of property and equipment                    -              -


 Changes in assets and liabilities, net of effects
 from acquisitions:
  Accounts receivable and other receivables             (3,664)           113
  Prepaid land leases, insurance and other                (632)          (336)
  Accounts payable and accrued expenses                 (4,072)           126
  Accrued interest                                       8,757          1,892
  Deferred revenue                                           -           (200)
  Other                                                    534             (3)
                                                      --------       --------
  Net cash from operating activities                    11,777          2,889
                                                      --------       --------

 Cash flows used in investing activities:
Capital expenditures                                    (3,584)        (1,966)
Payments for acquisitions, net of cash acquired       (128,104)       (13,621)
Other payments                                             -              (86)
                                                      --------       --------
  Net cash used in investing activities               (131,688)       (15,673)
                                                      --------       --------

 Cash flows from (used in) financing activities:
Long-term debt repayments                                 (497)           (33)
Deferred financing costs                                  (606)           -
Net borrowings (repayments) under credit agreements    102,030         12,809
                                                      --------       --------
  Net cash from financing activities                   100,927         12,776
                                                      --------       --------


 Net increase (decrease) in cash and equivalents       (18,984)            (8)


 Cash and equivalents, at beginning of period           21,086             19
                                                      --------       --------

 Cash and equivalents, at end of period              $   2,102       $     11
                                                      --------       --------
                                                      --------       --------


 Supplemental cash flow information:
    Interest paid during the period                  $   1,366       $    401
                                                      --------       --------
                                                      --------       --------

         See accompanying notes to consolidated financial statements.

                           UNIVERSAL OUTDOOR HOLDINGS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS:
----------------------------------------------------------------

    The interim financial statements contained herein have been prepared by management and are unaudited. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Universal Outdoor Holdings, Inc.(the "Company") for the year ended December 31, 1996.

    In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for the periods presented herein.

NOTE 2 - ACQUISITIONS:
---------------------

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

    In March 1997, the Company acquired a total of approximately 600 bus shelters and panels in and around Memphis, Tennessee for approximately $8.5 million in cash.

    All completed acquisitions have been accounted for under the purchase method of accounting and accordingly, the operating results of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition.

    The following unaudited pro forma financial information includes the results of operations of the 1996 and significant 1997 acquisitions, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and in the notes included herein, as if the acquisitions had been consummated on January 1, 1996 and after including the impact of certain adjustments such as depreciation of advertising structures, amortization of good will and other intangibles, reduction of corporate expenses and interest expense on debt incurred in connection with such acquisitions.


                                       For the Three Months Ended
                                               March 31
                                       1996             1997
                                       ----------       --------
                                       Pro Forma        Actual
                                       ----------       ------
                                       (unaudited)      (unaudited)
Net revenues                              $40,031        $44,008
Depreciation and amortization              12,705         12,859
Operating income                            5,115          8,303
Interest expense                           11,089         10,735
Loss before income taxes                 ($ 5,974)      ($ 2,250)

Loss per share                            ($ 0.25)       ($ 0.09)

The unaudited pro forma financial information does not purport to present the actual financial position or results of operations of the Company had the transactions assumed therein in fact occurred on the date specified, nor are they necessarily indicative of the results of operations that may be achieved in the future.

NOTE 3 -  COMMITMENTS AND CONTINGENCIES:
---------------------------------------

    The Company, as the successor to Outdoor Advertising Holdings, Inc. and POA Acquisition Company ("POA"), was a defendant in a case pending in the United States District Court, Middle District of Florida. The plaintiffs alleged that POA, among others, conspired to restrain trade and to monopolize the market for leases for land on which outdoor advertising structures can be erected. The case was settled in March, 1997 with no significant adverse financial effect to the Company.

    The Company is subject to various other claims and routine litigation arising in the ordinary course of business. Based on the advice of counsel, management does not believe that the result of such other claims and litigation, individually or in the aggregate, will have a material effect on the Company's business or its results of operations, cash flows or financial position.

NOTE 4- SUBSEQUENT EVENTS:
-------------------------

    In April 1997, the Company entered into an agreement to purchase 91 advertising display faces in and around New York, New York for approximately $51.0 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1997 and March 31, 1996
------------------------------------------------------------------

    Universal Outdoor Holdings, Inc. (the "Company") conducts its business operations through its wholly-owned subsidiary, Universal Outdoor, Inc. ("UOI") and UOI's subsidiaries. Unless otherwise indicated, references to the Company in the following discussion refer to the consolidated operations of the Company.

    This quarterly report contains forward-looking statements that involve risks and uncertainties. When used in this quarterly report, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could effect such results, performance or achievements are set forth in "Risk Factors" in Amendment No. 2 in the Company's Registration Statement on Form S-1 (File No. 333-12457).

    Net revenues increased 423.8% to $44.0 million during the first three months of 1997 compared to $8.4 million in the corresponding 1996 period. This increase was a result of inclusion of approximately $6.9 million of revenues from the Minneapolis and Jacksonville markets (the "Naegele Markets") which were acquired from NOA Holding Company ("Naegele") in April 1996 (the "Naegele Acquisition") Additionally, $11.9 million of revenues is attributable to markets acquired from Outdoor Advertising Holdings, Inc. in October 1996 ( the "POA Acquisition") and $10.2 million is attributable to markets acquired from Revere Holding Corp. in December 1996 (the "Revere Acquisition") and Matthew Outdoor Advertising Acquisition Co., L.P. in January 1997 (the "Matthew Acquisition"). Revenues from markets located in and around Memphis (TN) and Tunica County (MS) which were acquired by the Company in January 1997 (the "Memphis/Tunica Acquisition") contributed $4.3 million. The remaining $2.3 million or 27.4% increase in net revenues resulted from higher advertising rates and occupancy levels on the Company's signboards and inclusion for the full quarter of signboard revenues from advertising display faces in the Des Moines
(IA) and Dallas (TX) which were acquired in 1996. Overall net revenues from tobacco advertising increased to $4.4 million in the first three months of 1997 compared to $1.2 million for the first three months of 1996. This increase was due mainly to the inclusion of tobacco revenues from the acquired markets. As a percentage of net revenues, tobacco advertising sales decreased to 10.0% in the first three months of 1997 compared to 14.3% for the first three months of 1996.

    Direct cost of revenues increased to $18.4 million in the first three months of 1997 compared to $3.6 million for the first three months in 1996. The Naegele Markets and the POA Acquisition accounted for $2.9 million and $4.1 of the increase, respectively. The Revere Acquisition, the Matthew Acquisition and the Memphis/Tunica Acquisition accounted for $7.0 million. As a percentage of net revenues, however, direct cost of revenues decreased to 41.8% in the first three months of 1997 compared to 42.9% in the corresponding 1996 period as a result of economies of scale associated with the increased revenues.

    General and administrative expenses increased to $4.4 million in the first three months of 1997 from $1.2 million in the corresponding 1996 period. As a percentage of net revenues, general and administrative expenses decreased to 10.0% in the first three months of 1997 compared to 14.3% in the corresponding 1996 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

    Depreciation and amortization expense increased to $12.9 million in the first three months of 1997 compared to $2.0 million in the corresponding 1996 period. This increase was due to significant increases in the fixed assets and goodwill as a result of the acquisitions.

    Total interest expense increased to $10.7 million in the first three months of 1997 compared to $3.6 million in the 1996 period. The increase resulted from increased debt outstanding under the Company's credit facility which was incurred to finance the Revere, Matthew and Memphis/Tunica Acquisitions and from the issuance by UOI of $225 million 9 3/4% Senior Subordinated Notes due 2006 in October 1996 and $100 million 9 3/4% Series B Senior Subordinated Notes due 2006 in December 1996.

    The foregoing factors contributed to the Company's $2.3 million net loss in the first three months of 1997 compared to $2.0 million net loss in the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    In January 1997, the Company consummated the Memphis/Tunica Acquisition and as a result acquired 2,018 advertising display faces located in and around Memphis (TN) and Tunica County (MS) for a purchase price of approximately $71 million plus 100,000 shares of the Company's common stock. Additionally, in January 1997, the Company consummated the Matthew Acquisition and as a result acquired 1,035 advertising display faces located in and around Metro New York, Northern New Jersey and Hudson Valley for a purchase price of approximately
$40 million in cash.

    In February 1997, the Company acquired certain assets of (i) Adcraft, Inc. (the "Evansville Acquisition") for approximately $5.5 million in cash and (ii) Klein Outdoor Advertising (the "New Jersey Acquisition", and together with the Evansville Acquisition, the "February Acquisitions")for approximately $5.3 million in cash. As a result of the February Acquisitions, the Company acquired approximately 135 advertising display faces located in and around Evansville, Indiana and approximately 12 existing advertising display faces and 35 in process display faces in New Jersey.

    In February 1997, the Company agreed to acquire the stock of Penn-Baltimore, Inc. from Lamar Advertising Company for approximately $46.5 million in cash (the "Penn Acquisition"). Upon consummation of the Penn Acquisition, the Company expects to acquire approximately 1,450 advertising display faces in the Baltimore metropolitan area.

    In March 1997, the Company acquired certain assets of TransAd, Inc.(the "TransAd Acquisition") for approximately $8.5 million in cash. As a result of the TransAd Acquisition the Company acquired approximately 600 bus shelters and bus shelter advertising panels in and around Memphis, Tennessee.

    In April 1997, the Company agreed to acquire the outdoor advertising assets of Allied Outdoor Advertising, Inc. for approximately $51.2 million (the "Allied Acquisition"). Upon consummation of the Allied Acquisition, the Company expects to acquire approximately 91 outdoor advertising display faces in New York City and New Jersey.

    UOI is a party to a $225 million revolving credit facility and as of March 31, 1997, approximately $122.0 million was outstanding under the credit facility. UOI is negotiating with its current lender for an additional term loan of $75 million.

    Net cash provided by operating activities increased to $11.8 million for the three months ended March 31, 1997 from $2.9 million for the corresponding 1996 period. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and the use or source of cash for the net change in working capital.

    The Company's net cash used in investing activities of $131.7 million for the three months ended March 31, 1997 includes cash used for acquisitions of $128.1 million and other capital expenditures of $3.6 million. Capital expenditures have been made primarily to develop new structures in each of its markets. The Company intends to continue to develop new structures in its markets and to consider potential acquisitions in the Midwestern, Southeastern and Eastern regions and contiguous markets. Management believes that its internally generated funds, together with available borrowings under its credit facility, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future. However, in the event cash from operations, together with available funds under the Company's credit facility are insufficient to satisfy its cash requirements, the Company may obtain funds from additional sources of indebtedness and/or equity offerings to finance its operations, including without limitation, additional acquisitions.

    For the three months ended March 31, 1997, $100.9 million was provided by financing activities due to increased borrowings under the Company's credit facility. For the three months ended March 31, 1996, $12.8 million was used in financing activities primarily due to acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which established a new accounting principal for the calculation of earnings per share. This SFAS is effective for accounting periods ending after December 15, 1997. The Company has reviewed the effects of the provision and additional shares would be considered antidilutive under the provision.

PART II  OTHER INFORMATION
-------  -----------------

ITEM 1.  LEGAL PROCEEDINGS.

    Note 3 to the financial statements of the Company included in Part I of this report is hereby incorporated by reference.

ITEM 2.  CHANGES IN SECURITIES.

    On January 2, 1997, the Company issued 100,000 shares of its common stock to William B. Tanner as part of the purchase price of and in connection with the consummation of the Memphis/Tunica Acquisition. The transaction was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

    On March 11, 1997 the Company issued 20,000 shares of its common stock to Richard DeLater in exchange for certain outdoor advertising properties in Florida owned by Mr. DeLater. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

 NUMBER                           DESCRIPTION
 ------                           -----------

 2.1 Asset Purchase Agreement dated as of March 25, 1997 among Transad Advertising, L.P., Transad, Inc., Memphis Venture Partners and Universal Outdoor, Inc.

 2.2 Asset Purchase Agreement dated as of February 28, 1997 between David Klein Outdoor Advertising, Inc. and Universal Outdoor, Inc.

 2.3 Asset Purchase Agreement dated as of February 5, 1997 between Ad-Craft, Inc. and Universal Outdoor, Inc.

 3.1 Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-12457) (the "Registration Statement"))

 3.2 Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registration Statement)

 11                Statement re computation of per share earnings

 27                Financial Data Schedule

(b) REPORTS ON FORM 8-K - The Registrant filed the following report on Form 8-K during the quarter ended March 31, 1997:

    Form 8-K, filed February 18, 1997, reporting the issuance of press release disclosing year-end financial results.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UNIVERSAL OUTDOOR HOLDINGS, INC.

                                    /s/ Brian T. Clingen
                                  ---------------------------------------
                                  Brian T. Clingen
                                  Vice President and Chief Financial Officer


                                    /s/ Paul G. Simon
                                  ---------------------------------------
                                  Paul G. Simon
                                  Vice President, Secretary and General Counsel

May 13, 1997

 NUMBER                 DESCRIPTION                                      PAGE
 ------                 -----------                                      ----

 2.1 Asset Purchase Agreement dated as of March 25, 1997 among Transad Advertising, L.P., Transad, Inc., Memphis Venture Partners and Universal Outdoor, Inc.

 2.2 Asset Purchase Agreement dated as of February 28, 1997 between David Klein Outdoor Advertising, Inc. and Universal Outdoor, Inc.

 2.3 Asset Purchase Agreement dated as of February 5, 1997 between Ad-Craft, Inc. and Universal Outdoor, Inc.

 3.1 Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-12457) (the "Registration Statement"))

 3.2 Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registration Statement)

 11         Statement re computation of per share earnings

 27         Financial Data Schedule