Form 10-Q
period 1997-06-30
UNIVERSAL OUTDOOR HOLDINGS INC
filed 1997-07-31
CIK 928063

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 000-20823




                       UNIVERSAL OUTDOOR HOLDINGS, INC.




               DELAWARE                               36-3766705
   ---------------------------------       ---------------------------------

     (STATE OR OTHER JURISDICTION          (IRS EMPLOYER IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)


           311 S. WACKER DRIVE, SUITE 6400, CHICAGO, ILLINOIS  60606

                 REGISTRANT'S TELEPHONE NUMBER: (312) 431-0822


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                 YES   /X/                 NO   / /
                     ------                   ------


     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, AS OF JULY 30, 1997 WAS 24,112,800 SHARES.

Part I. FINANCIAL INFORMATION.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                   June  30,       December 31,
                                                     1997              1996
                                                   ---------       -----------
                                     ASSETS
Current assets:
  Cash and equivalents                             $  2,168          $ 11,631
  Cash held in escrow                                   -               9,455
  Accounts receivable, less allowance
    for doubtful accounts of $1,625 and $2,849       31,884            20,927
  Other receivables                                   2,218             1,445
  Prepaid land leases                                 8,005             4,010
  Prepaid insurance and other                         4,898             4,173
                                                    -------           -------
       Total current assets                          49,173            51,641

Property and equipment, net                         542,768           382,555
Goodwill and intangible assets, net                 242,670           219,009
Other assets, net                                    19,078            25,114
                                                  ---------          --------
Total assets                                      $ 853,689          $678,319
                                                  =========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $   3,387          $  3,373
  Accrued expenses                                   29,082            26,532
                                                    -------           -------
       Total current liabilities                     32,469            29,905
                                                    -------           -------
Long-term debt and other obligations                510,316           349,141
Other long-term liabilities                             485               485
Long-term deferred income tax liabilities            79,563            71,700
Commitments and contingencies                             -                 -
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000
    shares authorized; and no shares issued
    and outstanding                                       -                 -
  Common stock, $.01 par value, 75,000,000
    shares authorized; 24,112,800 and 23,992,800
    shares issued and outstanding                       241               239
  Warrants                                            9,967             9,967
  Additional paid in capital                        298,000           295,162
  Accumulated deficit                               (77,352)          (78,280)
                                                    -------           -------
       Total  stockholders' equity                  230,856           227,088
                                                    -------           -------
Total liabilities and stockholders' equity         $853,689          $678,319
                                                   ========          ========

          See accompanying notes to consolidated financial statements.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (Dollars and shares in thousands)

                                      For the                     For the
                                 Three Months Ended          Six Months Ended
                                      June 30,                   June 30,
                                 ------------------          -----------------
                                  1997        1996          1997        1996
                                -------     -------       --------     -------
Revenues                        $58,602     $20,035       $106,177     $29,366
Less agency commissions           5,497       2,223          9,064       3,127
                                -------     -------       --------     -------
  Net revenues                   53,105      17,812         97,113      26,239
                                -------     -------       --------     -------
Operating expenses:
  Direct cost of revenues        19,659       5,949         38,104       9,520
  General and administrative
    expenses                      5,148       1,859          9,549       3,086
  Depreciation and amortization  14,229       2,642         27,088       4,674
  Noncash compensation for
    Common Stock Warrants                     9,000                      9,000
                                -------     -------       --------     -------
                                 39,036      19,450         74,741      26,280
                                -------     -------       --------     -------
Operating income (loss)          14,069      (1,638)        22,372         (41)
                                -------     -------       --------     -------
Other (income) expenses:
  Interest expense               10,533       4,683         20,993       8,113
  Interest expense -
    amortization of deferred
    financing costs                 720         164            965         328
  Other                            (332)      1,663           (514)      1,674
                                -------     -------       --------     -------
      Total other expense        10,921       6,510         21,444      10,115
                                -------     -------       --------     -------
      Net income (loss)         $ 3,148    ($ 8,148)      $    928    ($10,156)
                                =======     =======       ========     =======

Income (loss) per common
  and common equivalent share:
Net income (loss)                 $0.12      ($1.06)         $0.04      ($1.33)
Weighted average common and
  common equivalent
  shares outstanding             25,872       7,654         25,864       7,654


          See accompanying notes to consolidated financial statements.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)



                                                    For the Six Months Ended

                                                  1997                    1996
                                                  ----                    ----
Cash flows from operating activities:
  Net income (loss)                               $928                ($10,156)
  Depreciation and amortization                 27,088                   5,863
  Amortization of deferred financing costs         965                     328
  Costs related to acquisition                       -                   1,750
  Non-cash compensation related to warrants          -                   9,000
  Changes in assets and liabilities,
     net of effects from acquisitions:
      Accounts receivable and
        other receivables                      (10,602)                 (1,254)
      Prepaid land leases, insurance and other  (3,827)                   (209)
      Accounts payable and accrued expenses     (8,250)                    866
      Accrued interest and other                 1,413                     (72)
                                               --------                 -------
        Net cash from operating activities       7,715                   6,116
                                               --------                 -------
Cash flows used in investing activities:
  Capital expenditures                          (8,631)                 (2,943)
  Payments for acquisitions,
     net of cash acquired                     (177,287)               (107,106)
  Other payments                                                            (2)
  Acquisition costs                                  -                     (74)
                                               --------                 -------
        Net cash used in investing
           activities                         (185,918)               (110,125)
                                               --------                 -------
Cash flows from (used in) financing activities:
  Issuance of common stock                           1
  Proceeds from issuance of long term debt                              75,000
  Long-term debt repayments                       (903)                 (1,173)
  Proceeds from equity offering                                         30,000
  Deferred financing costs                      (1,113)                      -
  Net borrowings under credit agreements       161,300                     222
                                               --------                 -------
        Net cash from financing activities     159,285                 104,049
                                               --------                 -------
Net increase (decrease) in cash
 and equivalents                               (18,918)                     40
Cash and equivalents, at beginning of period    21,086                      19
                                               --------                 -------
Cash and equivalents, at end of period       $   2,168                  $   59
                                            ==========                  =======
Supplemental cash flow information:
  Interest paid during the period            $  19,238                $  9,807
                                            ==========                  =======



          See accompanying notes to consolidated financial statements.

                        UNIVERSAL OUTDOOR HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)



NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS:

The interim financial statements contained herein have been prepared by management and are unaudited. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Universal Outdoor Holdings, Inc. (the Holding Company) for the year ended December 31, 1996.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Holding Company as of June 30, 1997, and the results of its operations and its cash flows for the periods presented herein.

NOTE 2 - CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT):

                                                                 Common Stock                                           Total
                                                                and Additional                                       Stockholders'
                                               Shares of           Paid In                       Accumulated           Equity
                                             Common Stock          Capital        Warrants         Deficit            (Deficit)
                                             ------------       --------------    --------       -----------         -------------
Balance at December 31, 1996                     23,993            $295,401        $9,967         $(78,280)           $227,088
Issuance of common stock shares                     120               2,906           -               -                  2,906
Costs associated with 1996 offerings               -                    (66)          -               -                    (66)
Net income for the six months
  ended June 30, 1997                              -                   -              -                928                 928
                                                -------             -------       -------          -------             -------
Balance at June 30, 1997                         24,113            $298,241        $9,967         $(77,352)           $230,856
                                                =======             =======       =======          =======             =======


NOTE 3 - ACQUISITIONS:

In January 1997, the Company acquired a total of approximately 2,018 advertising display faces located in and around Memphis, Tennessee. The purchase price was approximately $71 million plus 100,000 shares of common stock of the Company issued on January 2, 1997 at market value.

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

In March 1997, the Company acquired a total of approximately 600 transit advertising panels in and around Memphis, Tennessee for approximately $8.5 million in cash.

In March 1997, the Company acquired $600,000 of outdoor advertising properties in Florida in exchange for 20,000 shares of the Company's stock.

In April 1997, The Company entered into an agreement to purchase 90 advertising display faces in and around New York, New York for approximately $51.0 million in cash. The deal was consummated in July 1997.

In June 1997, The Company acquired approximately 1,450 advertising display faces in the Baltimore metropolitan area for $46.5 million in cash.

All completed acquisitions have been accounted for under the purchase method of accounting and accordingly, the operating results of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition.

The following unaudited pro forma financial information includes the results of operations of the 1996 and 1997 acquisitions, as noted in the Company's Annual Report on Form 10-K and the notes included herein, as if the transactions had been consummated as of the beginning of the period presented after including the impact of certain adjustments such as depreciation of advertising structures, amortization of goodwill and other intangibles, reduction of corporate expenses relating to the elimination of certain duplicate corporate expenses, principally relating to employee costs and other corporate activities and interest expense on debt assumed to have been incurred to complete the transactions.

                                              For the Six Months Ended
                                             1996                  1997
                                          Pro Forma             Pro Forma
                                         (unaudited)           (unaudited)
                                          ---------             ---------
Net revenues                                $89,649              $100,403
Depreciation and amortization                27,259                28,937
Operating income                             15,821                22,213
Interest expense                             24,154                23,934
Loss before income taxes                   ($ 8,333)              ($1,721)

Loss per share                               ($ .35)               ($ .07)

These unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented and are not intended to project future results.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES:

The Company, as the successor to Outdoor Advertising Holdings, Inc. and POA Acquisition Company ("POA"), was a defendant in a case in the United States District Court, Middle District of Florida. The plaintiffs alleged that POA, among others, conspired to restrain trade and to monopolize the market for leases for land on which outdoor advertising structures can be erected. The case was settled in 1997 with no significant adverse financial effect.

The Company is subject to various other claims and routine litigation arising in the ordinary course of business. Based on the advice of counsel, management does not believe that the result of such other claims and litigation, individually or in the aggregate, will have a material effect on the Company's business or its results of operations, cash flows or financial position.

NOTE 5 - INCOME TAXES:

In arriving at a determination not to provide income taxes, the Company considered its past operating history as well as the anticipated effect of acquisitions on its full year results, statutory restrictions on the use of operating losses from acquisitions, available tax planning strategies and its expectation of the level and timing of future taxable income.

NOTE 6 - 1997 EQUITY INCENTIVE PLAN:

In June 1997, the Company filed a Registration Statement on Form S-8 to register 500,000 shares of the Company's Common Stock to be issued under the Company's Equity Incentive Plan. At June 30, 1996, no shares of stock had been issued under the Equity Incentive Plan.

NOTE 7 - SUBSEQUENT EVENTS:

In July 1997, the Company consummated the purchase of 91 boards in and around New York, New York for approximately $51.0 million in cash. Additionally, the Company purchased approximately 63 boards in and around Memphis, Tennessee and Tunica, Mississippi for approximately $2.5 million in cash.

Item 2. Management's Discussion and Analyses of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     Universal Outdoor Holdings, Inc. (the "Company") conducts its business operations through its wholly-owned subsidiary, Universal Outdoor, Inc. ("UOI") and UOI's subsidiaries. Unless otherwise indicated, references to the Company in the following discussion refer to the consolidated operations of the Company.

     This quarterly report contains forward-looking statements that involve risks and uncertainties. When used in this quarterly report, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could effect such results, performance or achievement are set forth in "Risk Factors" in Amendment No.6 in the Company's Registration Statement on Form S-1 (File
No. 33-93852).

     Net revenues increased 270.6% to $97.1 million during the first six months of 1997 compared to $26.2 million in the corresponding 1996 period. This increase was a result of inclusion of approximately $6.9 million of revenues from the first three months of 1997 from the Minneapolis and Jacksonville markets (the "Naegele Markets") which were acquired from NOA Holding Company ("Naegele") in April 1996 (the "Naegele Acquisition"). Additionally, $25.0 million is attributable to markets acquired from Outdoor Advertising Holdings, Inc. in October of 1996 (the "POA Acquisition"), and $24.6 million is attributable to markets acquired from Revere Holding Corp. in December 1996 ( the "Revere Acquisition"), Matthew Outdoor Advertising Acquisition Co., L.P. in January 1997 (the "Matthew Acquisition"), and the Baltimore market acquired from Lamar Advertising Company in June 1997 (the "Penn Acquisition"). Revenues from markets located in and around Memphis (TN) and Tunica County (MS) which were acquired by the Company in January 1997 (the "Memphis/Tunica Acquisition") contributed $8.5 million. The remaining $5.9 million or 22.5% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the full six months of signboard revenues from advertising display faces in the Des Moines (IA) and Dallas (TX) markets which were acquired in 1996 (the "Additional Acquisitions"). Overall net revenues from tobacco advertising increased to $10.3 million in the first six months of 1997 compared to $3.4 million in the 1996 period. This increase was due mainly to the inclusion of tobacco revenues from the acquired markets. As a percentage of net revenues, tobacco advertising sales decreased to 10.6% in the first six months of 1997 compared to 13.0% in the 1996 period.

     The tobacco industry has recently engaged in negotiations to settle litigation against such industry. The tobacco companies have reached a proposed settlement that, upon the approval of Congress, will become final and binding. Such proposed settlement would require a total ban of tobacco advertising on outdoor billboards and signs. Any such ban may have a material adverse effect on the Company's revenues at least in the immediate period following the imposition of such ban while alternate sources of advertising are secured. There can be no assurance that the Company will immediately replace such advertising revenue currently attributed to the tobacco industry in the event of a total ban of tobacco advertising on outdoor billboards and signs. Furthermore, even in the event the advertising ban does not take place, state and local governments, including state and local governments in areas where the Company does business, have recently proposed and some have enacted regulations restricting or banning outdoor advertising of tobacco in certain jurisdictions.

     Direct cost of revenues increased to $38.1 million in the first six months of 1997 compared to $9.5 million in the 1996 period. The Naegele Markets and the POA Acquisition accounted for $2.9 million and $8.2 of the increase, respectively. The
Revere Acquisition, the Matthew Acquisition, the Penn Acquisition and the Memphis/Tunica Acquisition accounted for $14.9 million. As a percentage of net revenues, direct cost of revenues increased to 39.2% in the first six months of 1997 compared to 36.3% in the 1996 period.

     General and administrative expenses increased to $9.5 million in the first six months of 1997 from $3.1 million in the 1996 period. As a percentage of net revenues, general and administrative expenses decreased to 9.8% in the first six months of 1997 compared to 11.8% in the 1996 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

     Depreciation and amortization expense increased to $27.1 million in the first six months of 1997 compared to $4.7 million in the 1996 period. This increase was due to significant increases in the fixed assets and goodwill as a result of acquisitions.

     Non cash compensation related to common stock warrants consisted of a $9.0 million charge arising from the issuance of common stock warrants in April 1996.

     Total interest expense increased to $22.0 million in the first six months of 1997 compared to $8.4 million in the 1996 period. The increase resulted from increased debt outstanding under the Company's revolving credit facility which was incurred to finance the Revere, Matthew and Memphis/Tunica Acquisitions and from the issuance by UOI of $225 million 9 3/4% Senior Subordinated Notes due 2006 in October 1996 and $100 million 9 3/4% Series B Subordinated Notes due 2006 in December 1996.

     Other expenses in 1996 included a $1.8 million charge for expenses arising out of the Naegele Acquisition.

     The foregoing factors contributed to the Company's $0.9 million net income in the first six months of 1997 compared to a loss of $10.2 million in the 1996 period.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     Net revenues increased 198.3% to $53.1 million during the three months ended June 1997 compared to $17.8 million in the corresponding 1996 period. This increase was a result of inclusion of approximately $13.1 million attributable to markets acquired from the POA Acquisition and $14.4 million is attributable to markets acquired from the Revere Acquisition, the Matthew Acquisition and the Baltimore market acquired from the Penn Acquisition. Revenues from the Memphis/Tunica Acquisition contributed $4.3 million. The remaining $3.5 million or 19.7% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the full three months of signboard revenues from the Additional Acquisitions. Overall net revenues from tobacco advertising increased to $5.9 million in the three months ended June 1997 compared to $2.2 million in the 1996 period. This increase was due mainly to the inclusion of tobacco revenues from the acquired markets. As a percentage of net revenues, tobacco advertising sales decreased to 11.1% in the three months ended June 1997 compared to 12.4% in the 1996 period.

     Direct cost of revenues increased to $19.7 million in the three months ended June 1997 compared to $5.9 million in the 1996 period. The POA Acquisition accounted for $4.2 million of the increase. The Revere Acquisition, the Matthew Acquisition, the Penn Acquisition and the Memphis/Tunica Acquisition accounted for $7.9 million. As a percentage of net revenues, direct cost of revenues increased to 37.1% in the three months ended June 1997 compared to 33.1% in the 1996 period.

     General and administrative expenses increased to $5.1 million in the three months ended June 1997 from $1.9 million in the 1996 period. As a percentage of net revenues, general and administrative expenses decreased to 9.6% in the three months ended June 1997 compared to 10.7% in the 1996 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

     Non cash compensation related to common stock warrants consisted of a $9.0 million charge arising from the issuance of common stock warrants in April 1996.

     Depreciation and amortization expense increased to $14.2 million in the three months ended June 1997 compared to $2.6 million in the 1996 period. This increase was due to significant increases in the fixed assets and goodwill as a result of the acquisitions.

     Total interest expense increased to $11.3 million in the three months ended June 1997 compared to $4.8 million in the 1996 period. The increase resulted from increased debt outstanding under the Company's revolving credit facility which was incurred to finance the Revere, Matthew and Memphis/Tunica Acquisitions and from the issuance by UOI of $225 million 9 3/4% Senior Subordinated Notes due 2006 in October 1996 and $100 million 9 3/4% Series B Subordinated Notes due 2006 in December 1996.

     Other expenses in 1996 included a $1.8 million charge for expenses arising out of the Naegele Acquisition.

      The foregoing factors contributed to the Company's $3.1 million net income in the three months ended June 1997 compared to a loss of $8.1 million in the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

     In January 1997, the Company consummated the Memphis/Tunica Acquisition and as a result acquired 2,018 advertising display faces located in and around Memphis (TN) and Tunica County (MS) for a purchase price of approximately $71 million plus 100,000 shares of common stock of the Company issued on January 2, 1997 at market value. Additionally, in January 1997, the Company consummated the Matthew Acquisition and as a result acquired approximately 1,035 advertising display faces located in and around Metro New York, Northern New Jersey and Hudson Valley for a purchase price of approximately $40 million in cash.

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

     In March 1997, the Company acquired certain assets of TransAd, Inc.(the "TransAd Acquisition") for approximately $8.5 million in cash. As a result of the TransAd Acquisition, the Company acquired approximately 600 transit advertising panels in and around Memphis, Tennessee.

     In April 1997, the Company agreed to acquire the outdoor advertising assets of Allied Outdoor Advertising, Inc. for approximately $51.2 million in cash (the "Allied Acquisition"). Upon consummation of the Allied Acquisition in July 1997, the Company acquired approximately 90 outdoor advertising display faces in New York City and New Jersey.

     In June 1997, the Company acquired the stock of Penn Advertising of Baltimore from Lamar Advertising for approximately $46.5 million in cash. As a result of the Penn Acquisition, the Company acquired approximately 1,440 advertising display faces located in Baltimore, Maryland.

     In May 1997, UOI increased the total commitment of its revolving credit facility to $300 million by adding a $75 million term loan which was drawn by the Company in order to pay down outstanding amounts owed by the Company under its revolving credit facility. At June 30, 1997 the Company's credit facility had approximately $181.3 million outstanding.

     Net cash provided by operating activities increased to $7.7 million for the six months ended June 30, 1997 from $6.1 million for the 1996 period. Net cash provided by operating activities reflects the Company's net income adjusted for non-cash items and the use or source of cash for the net change in working capital.

     The Company's net cash used in investing activities of $185.9 million for the six months ended June 30, 1997 includes cash used for acquisitions of $177.3 million and other capital expenditures of $8.6 million. Capital expenditures have been made primarily to develop new structures in each of the markets. The Company intends to continue to develop new structures in its markets and to consider potential acquisitions in the Midwestern, Southeastern and Eastern regions and contiguous markets. Management believes that its internally generated funds, together with available borrowings under its credit facility, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future. However, in the event cash from operations, together with available funds under the Company's credit facility are insufficient to satisfy its cash requirements, the Company may obtain funds from additional sources of indebtedness and/or equity offerings to finance its operations including, without limitation, additional acquisitions.

     For the six months ended June 30, 1997, $159.3 million was provided by financing activities due to increased borrowings under the Company's credit facilities. For the 1996 period, $104.0 million was used in financing activities primarily due to acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which established a new accounting principle for the calculation of earnings per share. This SFAS is effective for accounting periods ending after December 15, 1997. The Company has reviewed the effects of the provisions of the standard and determined that the net loss per share for the three and six month periods ended June 30, 1996 would not be affected. However, basic net income per common share for the three and six month periods ended June 30, 1997 would have been $0.13 and $0.04, respectively. Diluted earnings per common share for the three and six month periods end June 30, 1997 would have been the same as the amounts shown on the statements of operations.

     The FASB has issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which will require the Company to disclose, in financial statement format, all non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this standard is not expected to have a material impact on disclosures in the Company's financial statements, except that the tax benefit obtained by the Company upon exercise of stock warrants and employee option would be included as an element of comprehensive income.

     The FASB has issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which established a new accounting principle for reporting information about operating segments in annual financial statements and interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the applicability of this standard. However, the Company does not expect a material impact on disclosures in the Company's financial statements.

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

     Note 4 to the financial statements of Universal Outdoor Holdings, Inc. (the "Company") included in Part I of this report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of the Company was held on May 13, 1997. The matters submitted to a vote of security holders were:

                                                Votes           Votes            Votes          Abstentions
Matter                                         Cast For      Cast Against      Withheld      Broker Non-Votes
------                                        -----------    ------------      --------      ----------------
Election of Michael J. Roche as               18,518,874               0        337,450                  0
 director of the Company to
 serve for a three year term or until
 a successor is duly elected
 and qualified

Election of Frank K. Bynum, Jr. as            18,518,794               0         337,530                 0
 director of the Company to serve
 for a three year term or until a
 successor is duly elected and qualified

Approval of the 1997 Equity Incentive Plan    18,154,637         653,917               0            47,770

Ratification of the appointment of Price      18,847,854           6,300               0             2,170
Waterhouse LLP as independent auditors
of the Company


     The directors whose term of office continued after the meeting are Daniel L. Simon, Brian T. Clingen and Michael B. Goldberg.



Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Number           Description
------          -------------
 3.1 Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File
             No. 333-12457) (the "Registration Statement"))

 3.2 Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registration Statement

11           Statement re computation of per share earnings

27           Financial Data Schedule

     (b) Reports on Form 8-K. None

                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNIVERSAL OUTDOOR HOLDINGS, INC.



                                         /s/ Brian T. Clingen
                                         -------------------------------------
                                             Brian T. Clingen
                                             Vice President and Chief
                                              Financial Officer

                                         /s/ Paul G. Simon
                                         -------------------------------------
                                             Paul G. Simon
                                             Vice President, Secretary and
                                              General Counsel

July 31, 1997