Form 10-Q
period 1997-09-30
UNIVERSAL OUTDOOR HOLDINGS INC
filed 1997-11-10
CIK 928063

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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


             311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606

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

    The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of November 7, 1997 was 26,714,957 shares.

Part I.  Financial Information
Item 1.  Financial Statements


                           UNIVERSAL OUTDOOR HOLDINGS, INC.

                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                (Dollars in thousands)


                                                                               September 30,   December 31,
                                                                                  1997            1996
                                                                               ------------    -----------
                                                         ASSETS

Current assets:
    Cash and equivalents                                                        $  17,762       $ 11,631
    Cash held in escrow                                                              -             9,455
    Accounts receivable, less allowance
      for doubtful accounts of $2,509 and $2,849                                   33,309         20,927
    Other receivables                                                               2,498          1,445
    Prepaid land leases                                                             7,466          4,010
    Prepaid insurance and other                                                     5,289          4,173
                                                                                 ---------       --------

         Total current assets                                                      66,324         51,641
                                                                                 ---------       --------

Property and equipment, net                                                       596,602        382,555
Goodwill and intangible assets, net                                               240,240        219,009
Other assets, net                                                                  18,534         25,114
                                                                                 ---------       --------

Total assets                                                                    $ 921,700       $678,319
                                                                                ----------      ---------
                                                                                ----------      ---------


                                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  953          3,373
    Accrued expenses                                                               33,488         26,532
                                                                                 ---------       --------
         Total current liabilities                                                 34,441         29,905
                                                                                 ---------       --------

Long-term debt and other obligations                                              503,947        349,141
Other long-term liabilities                                                           931            485
Long-term deferred income tax liabilities                                          79,961         71,700

Commitments and contingencies                                                        -               -

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized;
      no shares issued and outstanding                                               -               -
    Common stock, $.01 par value, 75,000,000 shares authorized;
    26,714,957 and 23,992,800 shares issued and outstanding                           267            239
    Warrants                                                                       10,131          9,967
    Additional paid in capital                                                    369,776        295,162
    Accumulated deficit                                                           (77,754)       (78,280)
                                                                                 ---------       --------
         Total  stockholders' equity                                              302,420        227,088
                                                                                 ---------       --------
Total liabilities and stockholders' equity                                      $ 921,700       $678,319
                                                                                ----------      ---------
                                                                                ----------      ---------


             See accompanying notes to consolidated financial statements.

                           UNIVERSAL OUTDOOR HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                          (Dollars and shares in thousands)


                                                                           For the                                 For the
                                                                     Three Months Ended                       Nine Months Ended
                                                                        September 30,                           September 30,
                                                                   -----------------------               --------------------------

                                                                     1997          1996                     1997            1996
                                                                   ---------     ---------               ----------       ---------
Revenues                                                           $61,434      $  20,942               $  167,611        $50,308
Less agency commissions                                              5,799          2,299                   14,863          5,426
                                                                   ---------     ---------               ----------       ---------
   Net revenues                                                     55,635         18,643                  152,748         44,882
                                                                   ---------     ---------               ----------       ---------
Operating expenses:
    Direct cost of revenues                                         21,685          6,513                   59,789         16,033
    General and administrative
      expenses                                                       4,410          1,724                   13,959          4,810
    Depreciation and amortization                                   15,901          4,532                   42,989          9,207
    Noncash compensation for
      Common Stock Warrants and Options                              1,581            -                      1,581          9,000
                                                                   ---------     ---------               ----------       ---------
                                                                    43,577         12,769                  118,318         39,050
                                                                   ---------     ---------               ----------       ---------
Operating income                                                    12,058          5,874                   34,430          5,832
                                                                   ---------     ---------               ----------       ---------
Other (income) expenses:
    Interest expense                                                11,927          3,823                   32,920         11,936
    Interest expense - amortization
     of deferred financing costs                                       483             56                    1,448            384
    Other                                                               50              4                     (464)         1,677
                                                                   ---------     ---------               ----------       ---------

         Total other expense                                        12,460          3,883                   33,904         13,997
                                                                   ---------     ---------               ----------       ---------

Income (loss) before extraordinary items                              (402)         1,991                      526         (8,165)
                                                                   ---------     ---------               ----------       ---------
Extraordinary loss on early retirement of debt                         -            1,400                        -          1,400
                                                                   ---------     ---------               ----------       ---------
         Net income (loss)                                         $  (402)     $     591               $      526       ($ 9,565)
                                                                   ---------     ---------               ----------       ---------
                                                                   ---------     ---------               ----------       ---------

Income (loss) per common and common equivalent share:
Income (loss) before extraordinary items                          ($  0.01)     $    0.10               $     0.02       ($  0.57)
Extraordinary loss                                                     -             0.07                     -              0.10
                                                                   ---------     ---------               ----------       ---------
Net income (loss)                                                 ($  0.01)     $    0.03               $     0.02       ($  0.67)
                                                                   ---------     ---------               ----------       ---------
                                                                   ---------     ---------               ----------       ---------
Weighted average common and
common equivalent shares outstanding                                26,942         19,297                   26,180         14,432


             See accompanying notes to consolidated financial statements.

                           UNIVERSAL OUTDOOR HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (Dollars in thousands)


                                                       For the Nine Months Ended
                                                             September 30,

                                                            1997       1996
                                                            ----       ----

Cash flows from operating activities:
    Net income (loss)                                  $     526   ($   9,565)
    Depreciation and amortization                         42,989       11,126
    Amortization of deferred financing costs               1,448          384
    Costs related to acquisition                             -          1,750
    Non-cash compensation related to warrants
      and options                                          1,581        9,000
    Changes in assets and liabilities, net of effects
      from acquisitions:
      Accounts receivable and other receivables          (12,307)      (1,876)
      Prepaid land leases, insurance and other            (3,534)        (678)
      Accounts payable, accrued expense and other         (6,253)       4,782
                                                        ---------   ----------

         Net cash from operating activities               24,450       14,923
                                                        ---------   ----------

Cash flows used in investing activities:
    Capital expenditures                                 (14,024)      (4,313)
    Payments for acquisitions, net of cash acquired     (240,061)    (124,036)
    Other payments                                           -             (2)
    Acquisition costs                                        -            (74)
                                                        ---------   ----------

         Net cash used in investing activities          (254,085)    (128,425)
                                                        ---------   ----------

Cash flows from (used in) financing activities:
    Net borrowings under credit agreements               155,400        2,822
    Proceeds from equity offering                         73,225       92,435
    Proceeds from issuance of long term debt                 -         75,000
    Long-term debt repayments                             (1,164)     (55,926)
    Deferred financing costs                              (1,150)       -
                                                        ---------   ----------

         Net cash from financing activities              226,311      114,331
                                                        ---------   ----------

Net increase (decrease) in cash and equivalents           (3,324)         829

Cash and equivalents, at beginning of period              21,086           19
                                                        ---------   ----------
Cash and equivalents, at end of period                 $  17,762    $     848
                                                        ---------   ----------
                                                        ---------   ----------

Supplemental cash flow information:
    Interest paid during the period                    $  23,727    $  12,135
                                                        ---------   ----------
                                                        ---------   ----------

             See accompanying notes to consolidated financial statements.

                           UNIVERSAL OUTDOOR HOLDINGS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Dollars in thousands)



NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS:

The interim financial statements contained herein have been prepared by management and are unaudited. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Universal Outdoor Holdings, Inc. (the "Company") for the year ended December 31, 1996.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations and its cash flows for the periods presented herein.

NOTE 2 - CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT):


                                                       Common Stock                                    Total
                                                      and Additional                                Stockholders'
                                           Shares of     Paid In                      Accumulated      Equity
                                         Common Stock    Capital        Warrants        Deficit       (Deficit)
                                         ------------   ---------       --------       ---------      ---------

Balance at December 31, 1996               23,993       $295,401       $  9,967       ($78,280)      $227,088
Issuance of common stock shares             2,229         73,589           -              -            73,589
Costs associated with offerings              -              (364)          -              -              (364)
Non-cash compensation for common
    stock options                            -              -             1,581           -             1,581
Exercise of warrants                          493          1,417         (1,417)          -              -
Net income for the nine months
    ended September 30, 1997                 -              -              -               526            526
                                           ------      ---------       --------       ---------      --------

Balance at September 30, 1997              26,715      $ 370,043       $ 10,131       ($77,754)      $302,420
                                           ------      ---------       --------       ---------      --------
                                           ------      ---------       --------       ---------      --------



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

In July 1997, the Company acquired 143 display faces in and around Memphis, Tennessee for $2.4 million in cash. Also in July, the Company acquired 90 advertising display faces in and around New York, New York for approximately $51.0 million in cash.

In September 1997, the Company acquired 325 display faces in and around Chattanooga, Tennessee for approximately $2.4 million in cash.

All completed acquisitions have been accounted for under the purchase method of accounting and accordingly, the operating results of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition.

The following unaudited pro forma financial information includes the results of operations of the 1996 and 1997 acquisitions, as noted in the Form 10-K and the notes included herein, as if the transactions had been consummated as of the beginning of the period presented after including the impact of certain adjustments such as depreciation of advertising structures, amortization of goodwill and other intangibles, reduction of corporate expenses relating to the elimination of certain duplicate corporate expenses, principally relating to employee costs and other corporate activities and interest expense on debt assumed to have been incurred to complete the transactions.


                                       For the Nine Months Ended
                                          1996           1997
                                        Pro Forma      Pro Forma
                                        ---------      ---------
                                       (unaudited)    (unaudited)

Net revenues                             $144,637       $156,038
Depreciation and amortization              43,525         44,842
Operating income                           27,131         35,848
Interest expense                           39,546         36,344
Net income (loss) before income taxes   ($ 12,415)      ($   496)

Net income (loss) per share             ($    .47)      ($   .02)

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

NOTE 5 - INCOME TAXES:

In arriving at a determination not to provide for income taxes, the Company considered its past operating history as well as the anticipated effect of acquisitions on its expected full year results, statutory restrictions on the use of operating losses from acquisitions, available tax planning strategies and its expectation of the level of timing of future taxable income.

NOTE 6 - 1997 EQUITY INCENTIVE PLAN:

In June 1997, the Company filed a Registration Statement on Form S-8 to register 500,000 shares of the Company's Common Stock to be issued under the Company's Equity Incentive Plan.

In addition, 44,000 additional options for shares of Common Stock have been granted and are exercisable at $.01 per share. All options are fully vested and expire on December 31, 2004. At November 7, 1997, no options have been exercised under this Stock Option Agreement.

The fair market value of the warrants on the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:

              Risk free interest rate                    5.59%
              Expected lives                            1 year
              Volatility                               58.5195%
              Dividend yield                            0


In accordance with the Company's adoption of FAS 123, the weighted average fair value of options issued of $1.6 million was recognized as compensation expense on the date of grant.

During the third quarter of 1997, 493,052 warrants were exercised.

NOTE 7 - COMMON STOCK OFFERING:

On August 15, 1997 the Company completed an offering of 5,912,500 shares of Common Stock of which 2,109,105 were primary shares and 3,803,395 were secondary shares (the "August Offering"). Proceeds to the Company from the August Offering totaled approximately $70.7 million. All of the proceeds were used to reduce outstanding indebtedness.

NOTE 8 - SUBSEQUENT EVENTS:

In October 1997, the Company acquired 25 display faces in and around the New York metropolitan area for $15.8 million in cash. Also in October 1997, the Company acquired 178 display faces in the Tampa, Florida area for $4.5 million in cash and 85 display faces in the Chicago, IL area for $4.0 million in cash.

In October 1997, the Company announced an agreement to merge with Clear Channel Communications, Inc., a San Antonio based diversified media company.

In October 1997, 93,300 options for shares of common stock were issued at an exercise price of $35 per share, the fair value on the date of grant, under the Equity Incentive Plan. These shares vest ratably over a three year period.

Item 2. Management's Discussion and Analyses of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

    Universal Outdoor Holdings, Inc. (the "Company") conducts its business operations through its wholly-owned subsidiary, Universal Outdoor, Inc. ("UOI") and UOI's subsidiaries. Unless otherwise indicated, references to the Company in the following discussion refer to the consolidated operations of the Company.

    This quarterly report contains forward-looking statements that involve risks and uncertainties. When used in this quarterly report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could effect such results, performance or achievement are set forth in "Risk Factors" in Amendment No. 1 in the Company's Registration Statement on Form S-3 (File No. 333-32607).

    Net revenues increased 240.1% to $152.7 million during the first nine months of 1997 compared to $44.9 million in the corresponding 1996 period. This increase was a result of inclusion of approximately $6.9 million of revenues from the first three months of 1997 from the Minneapolis (MN) and Jacksonville (FL) markets (the "Naegele Markets") which were acquired from NOA Holding Company ("Naegele") in April 1996 (the "Naegele Acquisition"). Additionally, $38.5 million is attributable to markets acquired from Outdoor Advertising Holdings, Inc. in October of 1996 (the "POA Acquisition"), and $43.1 million is attributable to markets acquired from Revere Holding Corp. in December 1996 (the "Revere Acquisition"), Matthew Outdoor Advertising Acquisition Co., L.P. in January 1997 (the "Matthew Acquisition"), Lamar Advertising Company in June 1997 (the "Penn Acquisition"), and Allied Outdoor Advertising, Inc. in July 1997 (the "Allied Acquisition"). Revenues from markets located in and around Memphis (TN) and Tunica County (MS) which were acquired by the Company in January 1997 (the "Memphis/Tunica Acquisition") and the markets in and around Memphis (TN) which were acquired in July 1997 (the "Swaney Acquisition") contributed $12.6 million. The remaining $6.7 million or 14.9% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the full nine months of signboard revenues from advertising display faces in the Des Moines (IA) and Dallas (TX) markets which were acquired in 1996 (the "Additional Acquisitions"). Overall net revenues from tobacco advertising increased to $16.7 million in the first nine months of 1997 compared to $5.3 million in the 1996 period. This increase was due mainly to the inclusion of tobacco revenues from the acquired markets. As a percentage of net revenues, tobacco advertising sales decreased to 10.9% in the first nine months of 1997 compared to 11.8% in the

1996 period. On a proforma basis, net revenues increased primarily due to higher rates and occupancy levels.

    The tobacco industry has recently engaged in negotiations to settle litigation against such industry. The tobacco companies have reached a proposed settlement that, upon approval of Congress, will become final and binding. Such proposed settlement would require a total ban of tobacco advertising on outdoor billboards and signs. Any such ban may have a material adverse effect on the Company's revenues at least in the immediate period following the imposition of such ban while alternate sources of advertising are secured. There can be no assurance that the Company will immediately replace such advertising revenue currently attributed to the tobacco industry in the event of a total ban of tobacco advertising on outdoor billboards and signs. Furthermore, even in the event the advertising ban does not take place, state and local governments, including state and local governments in areas where the Company does business, have recently proposed and some have enacted regulations restricting or banning outdoor advertising of tobacco in certain jurisdictions.

    Direct cost of revenues increased to $59.8 million in the first nine months of 1997 compared to $16.0 million in the 1996 period. The Naegele Markets and the POA Acquisition accounted for $6.3 million and $12.6 of the increase, respectively. The Revere Acquisition, the Matthew Acquisition, the Penn Acquisition, the Memphis/Tunica Acquisition, and the Swaney Acquisition accounted for $24.2 million. As a percentage of net revenues, direct cost of revenues increased to 39.2% in the first nine months of 1997 compared to 35.6% in the 1996 period.

    General and administrative expenses increased to $14.0 million in the first nine months of 1997 from $4.8 million in the 1996 period. As a percentage of net revenues, general and administrative expenses decreased to 9.2% in the first nine months of 1997 compared to 10.7% in the 1996 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

    Depreciation and amortization expense increased to $43.0 million in the first nine months of 1997 compared to $9.2 million in the 1996 period. This increase was due to significant increases in the fixed assets and goodwill as a result of the acquisitions.

    Non cash compensation related to common stock warrants and options consisted of a $1.6 million charge arising from the issuance of common stock options in July 1997 and a $9.0 million charge from the issuance of common stock warrants in April 1996.

    Total interest expense increased to $34.4 million in the first nine months of 1997 compared to $12.3 million in the 1996 period. The increase resulted from increased debt outstanding under the Company's revolving credit facility which was incurred to finance the Revere, Matthew, Memphis/Tunica, Penn and Allied Acquisitions and from the issuance by UOI of $225 million 9 3/4% Senior Subordinated Notes due 2006 in October 1996 and $100 million 9 3/4% Series B Subordinated Notes due 2006 in December 1996.

    Other expenses in 1996 included a $1.8 million charge for expenses arising out of the Naegele Acquisition.

    The foregoing factors contributed to the Company's $0.5 million net income in the first nine months of 1997 compared to a loss of $9.6 million in the 1996 period.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

    Net revenues increased 198.9% to $55.6 million during the three months ended September 1997 compared to $18.6 million in the corresponding 1996 period. This increase was a result of inclusion of approximately $13.5 million attributable to markets acquired from the POA Acquisition and $18.5 million is attributable to markets acquired from the Revere Acquisition, the Matthew Acquisition, the Penn Acquisition, and the Allied Acquisition. Revenues from the Memphis/Tunica and the Swaney Acquisitions contributed $4.1 million. The remaining $0.9 million or 4.8% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards. Overall net revenues from tobacco advertising increased to $6.4 million in the three months ended September 1997 compared to $1.9 million in the 1996 period. This increase was due mainly to the inclusion of tobacco revenues from the acquired markets. As a percentage of net revenues, tobacco advertising sales increased to 11.5% in the three months ended September 1997 compared to 10.2% in the 1996 period.

    Direct cost of revenues increased to $21.7 million in the three months ended September 1997 compared to $6.5 million in the 1996 period. The POA Acquisition accounted for $4.4 million of the increase. The Revere Acquisition, the Matthew Acquisition, the Penn Acquisition, the Allied Acquisition and the Memphis/Tunica Acquisition accounted for $9.3 million. As a percentage of net revenues, direct cost of revenues increased to 39.0% in the three months ended September 1997 compared to 34.9% in the 1996 period.

    General and administrative expenses increased to $4.4 million in the three months ended September 1997 from $1.7 million in the 1996 period. As a percentage of net revenues, general and administrative expenses decreased to 7.9% in the three months ended September 1997 compared to 9.1% in the 1996 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

    Non cash compensation related to common stock warrants and options consisted of a $1.6 million charge arising from the issuance of common stock options in July 1997.

    Depreciation and amortization expense increased to $15.9 million in the three months ended September 1997 compared to $4.5 million in the 1996 period. This increase was due to significant increases in the fixed assets and goodwill as a result of the acquisitions.

    Total interest expense increased to $12.4 million in the three months ended September 1997 compared to $3.9 million in the 1996 period. The increase resulted from increased debt outstanding under the Company's revolving credit facility which was incurred to finance the Revere, Matthew, Memphis/Tunica, Penn and Allied Acquisitions and from the issuance by UOI of $225 million 9 3/4% Senior Subordinated Notes due 2006 in October 1996 and $100 million 9 3/4% Series B Subordinated Notes due 2006 in December 1996.

    The foregoing factors contributed to the Company's $0.4 million net loss in the three months ended September 1997 compared to net income of $0.6 million in the 1996 period.

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

      In February 1997, the Company acquired certain assets of (i) Adcraft, Inc. (the "Evansville Acquisition") for approximately $5.5 million in cash and (ii) David Klein Outdoor Advertising (the "New Jersey Acquisition," and together with the Evansville Acquisition, the "February Acquisitions") for approximately $5.3 million in cash. As a result of the February Acquisitions, the Company acquired approximately 135 advertising display faces located in and around Evansville, Indiana and approximately 12 existing advertising display faces and 35 in process display faces in New Jersey.

     In March 1997, the Company acquired certain assets of TransAd, Inc. (the "TransAd Acquisition") for approximately $8.5 million in cash. As a result of the TransAd Acquisition the Company acquired approximately 600 transit advertising panels in and around Memphis, Tennessee.

    In June 1997, the Company acquired the stock of Penn Advertising of Baltimore from Lamar Advertising, for approximately $46.5 million in cash. As a result of the Penn Acquisition, the Company acquired approximately 1,450 advertising display faces located in Baltimore, Maryland.

    In July 1997, the Company acquired the assets of Swaney Outdoor Advertising, LLC for approximately $2.4 million in cash. As a result of the Swaney Acquisition, the Company acquired approximately 143 advertising display faces in and around Memphis, Tennessee.

    In July 1997, the Company acquired the outdoor advertising assets of Allied Outdoor Advertising, Inc. for approximately $51.0 million in cash. As a result of the Allied Acquisition, the Company acquired approximately 90 outdoor advertising display faces in and around New York, New York.

    In September 1997, the Company acquired the stock of Visual Consultants
Inc. and its subsidiary Visual Outdoor Advertising, Inc. (the "Visual Acquisition") for approximately $2.4 million in cash. As a result of the Visual Acquisition, the Company acquired approximately 325 advertising display faces in and around Chattanooga, Tennessee.

    In May 1997, UOI increased the total commitment of its revolving credit facility to $300 million by adding a $75 million term loan which was drawn by the Company in order to pay down outstanding amounts owed by the Company under its revolving credit facility. At September 30, 1997 the Company's credit facility had approximately $175.4 million outstanding.

    In August 1997, the Company completed an offering of 5,912,500 shares of common stock of which 2,109,105 were primary shares and 3,803,395 were secondary shares (the "August Offering"). Proceeds to the Company from the August Offering totaled approximately $70.7 million. All of the proceeds were used to reduce outstanding indebtedness.

    Net cash provided by operating activities increased to $24.5 million for the nine months ended September 30, 1997 from $14.9 million for the 1996 period. Net cash provided by operating activities reflects the Company's net income adjusted for non-cash items and the use or source of cash for the net change in working capital.

    The Company's net cash used in investing activities of $254.1 million for the nine months ended September 30, 1997 includes cash used for acquisitions of $240.1 million and other capital expenditures of $14.0 million. Capital expenditures have been made primarily to develop new structures in each of the markets. The Company intends to continue to develop new structures in its markets and to consider potential acquisitions in the Midwest, Midsouth, Florida and East regions and contiguous markets. Management believes that its internally generated funds, together with available borrowings under its credit facility, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future. However, in the event cash from operations, together with available funds under the Company's credit facility are insufficient to satisfy its cash requirements, the Company may obtain funds from additional sources of indebtedness and/or equity offerings to finance its operations including, without limitation, additional acquisitions.

    For the nine months ended September 30, 1997, $226.3 million was provided by financing activities primarily due to the offering of common stock and increased borrowings under the Company's credit facilities. For the 1996 period, $114.3 million was provided by financing activities primarily due to the offering of common stock and increased borrowings under the Company's credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which established a new accounting principal for the calculation of earnings per share. This SFAS is effective for accounting periods ending after December 15, 1997. The Company has reviewed the effects of the provisions of the standard and determined that the net loss per share for the three and nine month periods ended September 30, 1996 would not be affected. However, basic net income per common share for the three and nine month periods ended September 30, 1997 would have been ($0.02) and $0.02 respectively. Diluted earnings per common share for the three and nine month periods ending September 30, 1997 would have been the same as the amounts shown on the statements of operations.

    The FASB has issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which will require the Company to disclose, in financial statement format, all non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this standard is not expected to have a material impact on disclosures in the Company's financial statements.

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

PART II  OTHER INFORMATION
-------  -----------------

ITEM 1.  LEGAL PROCEEDINGS.

    Note 4 to the financial statements of Universal Outdoor Holdings, Inc. (the "Company") included in Part I of this report is hereby incorporated by reference.

ITEM 2.  CHANGES IN SECURITIES.

    On June 30, 1997, the Company issued to Dennis O'Brien an option to purchase 44,000 shares of the Company's common stock at $.01 per share in consideration of services rendered by Mr. O'Brien to the Company with respect to the development of plans for additional out-of-home advertising products and locations. The option is exercisable in whole or in part at any time prior to December 31, 2004. The transaction was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

NUMBER                                 DESCRIPTION
------                                 -----------

2 Agreement and Plan of Merger Among Clear Channel Communications, Inc., UH Merger Sub, Inc. and Universal Outdoor Holdings, Inc., dated October 23, 1997 (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated October 30, 1997 (Commission File No. 000-20823) and incorporated herein by reference)
3.1 Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-12457) (the "Registration Statement"))
3.2 Second Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registration Statement)
27  Financial Data Schedule
--------------------------------------------------------------------------------

(b) REPORTS ON FORM 8-K - The Registrant filed the following report on Form 8-K during the quarter ended September 30, 1997:

    Form 8-K, filed July 31, 1997, containing certain of the Company's historical financial statements and related pro forma financial statements.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  /s/ Brian T. Clingen
                                  ------------------------------
                                  Brian T. Clingen
                                  Vice President and Chief Financial Officer


                                  /s/ Paul G. Simon
                                  ------------------------------
                                  Paul G. Simon
                                  Vice President, Secretary and General Counsel


November 7, 1997