Form 10-K
period 1997-12-31
UNIVERSAL OUTDOOR HOLDINGS INC
filed 1998-03-30
CIK 928063

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

(Mark One)
     /x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                             to                    .

COMMISSION FILE NUMBER: 033-72810

                           UNIVERSAL OUTDOOR HOLDINGS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                      36-3766705
     (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)          Identification No.)

               311 SOUTH WACKER DRIVE, SUITE 6400, CHICAGO, ILLINOIS 60606
                            TELEPHONE: (312) 431-0822
  (Address and telephone number of the registrant's principal executive office)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 431-0822

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [   ]

     As of March 23, 1998, the aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates of the registrant was $1,776,570,998.

     As of March 23, 1998, the number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, was 26,816,166 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

Universal Outdoor Holdings, Inc.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (File No. 333-32607)

                               CROSS REFERENCE SHEET
                                        AND
                                 TABLE OF CONTENTS


                                                                                PAGE NUMBER
                                                                                OR REFERENCE
PART I
  Item 1 -- Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
  Item 2 -- Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
  Item 3 -- Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
  Item 4 -- Submission of Matters to a Vote of Security Holders. . . . . . . . . . . 11

PART II
  Item 5 -- Market for the Company's Common Stock and Related Stockholder Matters. . 12
  Item 6 -- Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . 13
  Item 7 -- Management's Discussion and Analysis ofFinancial Condition and Results
            of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
  Item 8 -- Financial Statements andSupplementary Data . . . . . . . . . . . . . . . 21
  Item 9 -- Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures . . . . . . . . . . . . . . . . . . . . . . . . . .42

PART III
 Item 10 -- Executive Officers and Directors. . . . . . . . . . . . . . . . . . . . .43
 Item 11 -- Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . .45
 Item 12 -- Security Ownership of Certain Beneficial Owners and Management. . . . . .47
 Item 13 -- Certain Relationships and Related Transactions. . . . . . . . . . . . . .48

PART IV
 Item 14 - Exhibits, Financial Schedules, and Reports on Form 8-K . . . . . . . . . .50


                                        PART I

                                  ITEM 1 -- BUSINESS

GENERAL

     Universal Outdoor Holdings, Inc. (the "Company") is a leading outdoor advertising company operating approximately 33,994 advertising display faces in 3 large, regional operating areas: the MIDWEST (Chicago (IL),
Minneapolis/St. Paul (MN), Indianapolis (IN), Milwaukee (WI), Des Moines (IA), Evansville (IN) and Dallas (TX)), the SOUTHEAST (Orlando (FL), Jacksonville
(FL), Ocala (FL) and the Atlantic Coast and Gulf Coast areas of Florida, Memphis
(TN), Tunica (MS), Chattanooga (TN), and Myrtle Beach (SC)) and the EAST COAST (New York (NY), Baltimore (MD), Washington, D.C., Philadelphia (PA), Northern New Jersey, Wilmington (DE), Salisbury (MD) and Hudson Valley (NY)). The Company was incorporated in Delaware in 1991. The Company is a holding company with no business operations of its own. The Company conducts its business operations through its wholly-owned subsidiary, Universal Outdoor, Inc. ("UOI") and UOI's
consolidated subsidiaries.   As used herein, references to the "Company" include
both the Company and UOI and its consolidated subsidiaries, unless the context otherwise requires.

     This Item 1 contains forward-looking statements that involve risks and uncertainties. When used in this Item 1, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements.
The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could affect such results, performance, or achievements are set forth in "Risk Factors" in the Final Prospectus dated August 15, 1997 filed in connection with the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission (File No. 333-32607).

INDUSTRY OVERVIEW

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

     The outdoor advertising industry has experienced significant change in recent periods due to a number of factors. First, the entire "out-of-home" advertising category has expanded to include, in addition to traditional billboards and roadside displays, displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses, blimps and subways. Second, while the outdoor advertising industry has experienced a decline in the use of outdoor advertising by tobacco companies, it has increased its visibility with and attractiveness to local advertisers as well as national retail and consumer product-oriented companies. Third, the industry has benefitted significantly from improvements in production technology, including the use of computer printing, vinyl advertising copy and improved lighting techniques, which have facilitated a more dynamic, colorful and creative use of the medium. These technological advances have allowed the outdoor advertising industry to respond more promptly and cost effectively to the changing needs of its advertising customers and make greater use of advertising copy used in other media. Lastly, the outdoor advertising industry has benefitted from the growth in automobile travel time for business and leisure due to increased highway congestion and continued demographic shifts of residences and businesses from the cities to outlying suburbs.

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

     Through implementation of this business strategy, the Company has increased its outdoor advertising presence from 500 display faces in a single market in 1988 to approximately 33,994 in its markets at December 31, 1997.

ACQUISITIONS

     During the year ended December 31, 1997, the Company acquired the assets or capital stock of eleven outdoor advertising companies.

     THE MEMPHIS/TUNICA ACQUISITION. In January 1997, the Company consummated the acquisition of approximately 2,018 advertising display faces consisting of bulletins and posters in and around Memphis, Tennessee and Tunica County, Mississippi for a purchase price of approximately $72 million plus 100,000 shares of the common stock of the Company (the "Memphis/Tunica Acquisition").

     THE MATTHEW ACQUISITION. In January 1997, the Company consummated the acquisition of approximately 1,035 advertising display faces consisting of posters and bulletins in and around Metro New York, Northern New Jersey and Hudson Valley for a purchase price of approximately $41 million (the "Matthew Acquisition").

     THE FEBRUARY ACQUISITIONS. In February 1997, the Company acquired (i) approximately 135 advertising display faces located in and around Evansville, Indiana from Adcraft, Inc. for approximately $5.5 million and (ii) approximately 12 existing and 35 in-process display faces located in New Jersey from David Klein Outdoor Advertising for approximately $5.3 million (the "February Acquisitions").

     THE TRANSAD ACQUISITION. In March 1997, the Company acquired approximately 600 transit advertising panels in and around Memphis, Tennessee for approximately $8.0 million from TransAd, Inc. (the "TransAd Acquisition").

     THE PENN ACQUISITION. In June 1997, the Company acquired the stock of Penn-Baltimore, Inc. from Lamar Advertising Company for approximately $46.5 million and in connection with such purchase acquired approximately 1,450 advertising display faces located in Baltimore, Maryland (the "Penn Acquisition").

     THE JULY ACQUISITIONS. In July 1997, the Company acquired (i) approximately 143 advertising display faces located in and around Memphis, Tennessee from Swaney Outdoor Advertising, LLC for approximately $2.5 million (the "Swaney Acquisition") and (ii) approximately 90 advertising display faces located in and around New York City from Allied Outdoor Advertising for approximately $51.0 million (the "Allied Acquisition" and together with the Swaney Acquisition, the "July Acquisitions").

     THE VISUAL ACQUISITION. In September 1997, the Company acquired the stock of Visual Consultants Inc. and its subsidiary Visual Outdoor Advertising, Inc. for approximately $2.4 million and in connection with such purchase acquired approximately 325 advertising display faces located in and around Chattanooga, Tennessee (the "Visual Acquisition").

     THE OCTOBER ACQUISITIONS. In October 1997, the Company acquired (i) from Gaess Outdoor, Inc. approximately 25 advertising display faces located in and around New York City for approximately $15.8 million (the "Gaess Acquisition"), (ii) from Royal Outdoor Advertising approximately 85 advertising display faces located in and around Chicago, Illinois for approximately $4.0 million (the "Royal Acquisition") and (iii) from Paxson Communications Corporation 178 advertising display faces located in the Gulf Coast area of Florida for approximately $4.4 million (the "Paxson Acquisition" and together with the Gaess Acquisition and Royal Acquisition, the "October Acquisitions").

     THE TAGCO ACQUISITION. In November 1997, the Company acquired 71 advertising display faces located in and around Chattanooga, Tennessee from Tagco, Inc. for approximately $2.7 million (the "Tagco Acquisition").

     The Memphis/Tunica Acquisition, the Matthew Acquisition, the February Acquisitions, the TransAd Acquisition, the Penn Acquisition, the July Acquisitions, the Visual Acquisition, the October Acquisitions and the Tagco Acquisition are referred to collectively as the "Acquisitions."

     ACQUISITION OF THE COMPANY. On October 23, 1997, the Company entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc, a Texas corporation ("Clear Channel"), pursuant to which the Company and its subsidiaries will become wholly-owned subsidiaries of Clear Channel. The Company received shareholder approval for the merger on February 6, 1998.

     RECENT DEVELOPMENTS. In January 1998, the Company acquired approximately 16 advertising display faces located in and around New York City for approximately $8.5 million. In February 1998, the Company acquired approximately 2,500 advertising display faces with ad rights at airports in Chicago, Atlanta, Dallas, Denver, Newark, Boston and Aspen for approximately $32.5 million.

INVENTORY

     The Company operates three standard types of outdoor advertising display faces and also has transit, mall and airport advertising as follows:

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

     - AIRPORT ADVERTISING generally consists of posters and frames displayed in airports.

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

SALES AND SERVICE

     The Company's sales strategy is to maximize revenues from local advertisers. Accordingly, it maintains a team of sales representatives headed by a sales manager in each of its markets. The Company devotes considerable time and resources to recruiting, training and coordinating the activities of its sales force. A sales representative's compensation is heavily weighted to individual performance, and the local sales manager's compensation is tied to the performance of his or her sales team. One sales representative, based in Chicago, manages sales to national advertisers. In total, as of December 31, 1997 approximately 255 of the Company's employees are significantly involved in sales and marketing activities.

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

     The Company also focuses efforts on local sales. Local advertisers tend to have smaller advertising budgets and require greater assistance from the Company's production and creative personnel to design and produce advertising copy. In local sales, the Company often expends more sales efforts on educating customers regarding the benefits of outdoor media and helping potential customers develop an advertising strategy using outdoor advertising. While price and availability are important competitive factors, service and customer relationships are also critical components of local sales.

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

     In 1997, the following industries generated significant revenues as a percentage of net revenues: travel/entertainment (15.4%); retail/consumer products (11.8%); tobacco (10.9%); and automotive and related (10.5%).

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

     In recent years, there have been movements to restrict billboard advertising of certain products, including tobacco and alcohol. No bills have become law at the federal level except those requiring health hazard warnings similar to those on cigarette packages and print advertisements. The tobacco industry has recently agreed to a proposed settlement of litigation against such industry. Upon approval of Congress, the proposed settlement would require a total ban of tobacco advertising on outdoor billboards and signs. Any such ban may have a material adverse effect on the Company's revenues at least in the immediate period following the imposition of such ban. Furthermore, state and local governments have recently proposed and some, including the City of Chicago, Illinois, have enacted regulations restricting or banning outdoor advertising of tobacco and alcohol in certain areas. In August 1996, the U.S. Food and Drug Administration issued final regulations governing certain marketing practices in the tobacco industry. Among other things, the regulations prohibit tobacco product billboard advertisements within 1,000 feet of schools and playgrounds and require that tobacco product advertisements on billboards be in black and white and contain only text. In addition, one major tobacco manufacturer recently proposed federal legislation banning 8-sheet billboard advertising and transit advertising of tobacco products. No assurance can be given as to the effect on the Company of existing laws and regulations or of new laws and regulations that may be adopted in the future. A reduction in billboard advertising by the tobacco and/or liquor industry could cause an immediate reduction in the Company's direct revenue from such advertisers and would simultaneously increase the available space on the existing inventory of billboards in the outdoor advertising industry.

     Amortization of billboards has also been adopted in varying forms in certain jurisdictions. Amortization permits the billboard owner to operate its billboard as a non-conforming use for a specified period of time until it has recouped its investment, after which it must remove or otherwise conform its billboard to the applicable regulations at its own cost without any compensation. Amortization and other regulations requiring the removal of billboards without compensation have been subject to vigorous litigation in state and federal courts and cases have reached differing conclusions as to the constitutionality of these regulations. To date, regulations in the Company's markets have not materially adversely affected its operations, except in the Jacksonville market, where the Company has been subject to regulatory efforts and recently agreed to city ordinances to remove a number of faces. On March 22, 1995, following litigation over an ordinance and a municipal charter amendment, Naegele (a company acquired by the Company in 1996) entered into an agreement with the City of Jacksonville to remove 711 billboard faces over a twenty year period starting January 1, 1995 and ending December 31, 2014. The resolution specifies the following removal schedule:


                                               30-SHEET    8-SHEET
CALENDAR YEARS                      BULLETINS   POSTERS    POSTERS    TOTAL
1995-1998 . . . . . . . . . .           73        242        167       482
1999-2004 . . . . . . . . . .           23         87         --       110
2005-2014 . . . . . . . . . .           23         96         --       119

                                       119        425        167       711

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

EMPLOYEES

     At December 31, 1997, the Company employed approximately 830 people, of whom approximately 260 were primarily engaged in sales and marketing, 360 were engaged in painting, bill posting and construction and maintenance of displays and the balance were employed in financial, administrative and similar capacities. Of those employees, the following number belong to unions: Baltimore (19), Milwaukee (12), Minneapolis/St. Paul (16), Philadelphia (43), Washington D.C. (11) and Wilmington (14). The Company considers its relations with the unions and with its employees to be good.

                                 ITEM 2 -- PROPERTIES

OUTDOOR ADVERTISING SITES

     Giving effect to the Acquisitions, the Company owns or has permanent easements on approximately 382 parcels of real property that serve as the sites for its outdoor displays. The Company's remaining approximately 18,076 advertising display sites are leased or licensed.

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

OFFICE AND PRODUCTION FACILITIES

     The Company's principal executive and administration offices are located in Chicago, Illinois in a 14,984-square foot space leased by the Company. In addition, after giving effect to the Acquisitions, the Company has an office and complete production and maintenance facility in each of Addison, Illinois (40,000 square feet); Orlando (20,500 square feet); Memphis (24,844 square feet); Chattanooga (14,580 square feet); Ocala (11,700 square feet); Myrtle Beach (14,792 square feet); Milwaukee (18,367 square feet); Indianapolis (23,648 square feet); Des Moines (15,320 square feet); Minneapolis/St. Paul (82,547 square feet); Jacksonville (16,000 square feet); Evansville (16,000 square feet); Philadelphia (32,000 square feet);

Washington, D.C. (15,668 square feet); Salisbury (12,000 square feet); Wilmington (5,700 square feet); Baltimore (30,668 square feet); Yonkers, NY (4,900 square feet); and Kingston, NY (3,000 square feet) and a sales, real estate and administration office in Dallas (2,000 square feet); New York (6,000 square feet); and Orange County, CA (4,000 square feet). The Indianapolis, Addison, Orlando, Milwaukee, Jacksonville, Myrtle Beach, Chattanooga, Ocala, Evansville, Philadelphia, Washington, D.C., Salisbury, Wilmington, Yonkers and Kingston facilities are owned and all other facilities are leased. The Company considers its facilities to be well maintained and adequate for its current and reasonably anticipated future needs.

                             ITEM 3 -- LEGAL PROCEEDINGS

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

            ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Approval of the merger of the Company with Clear Channel was submitted to a vote of the shareholders at a shareholders' meeting on February 6, 1998.

                                       PART II

  ITEM 5--MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Common Stock is quoted on the Nasdaq National Market under the symbol "UOUT." The following table sets forth for the periods indicated, the high and low closing prices for the Common Stock as reported by the Nasdaq National Market. Prior to July 23, 1996, the day on which the Common Stock was first publicly traded, there was no public market for the Common Stock.



1996                                                                    HIGH         LOW
----                                                                    -----       ------
Third Quarter Ended September 30, 1996 (beginning July 23, 1996) . .    36.25        16.50
Fourth Quarter Ended December 31, 1996 . . . . . . . . . . . . . . .    37.75        23.12


1997
----
First Quarter Ended March 31, 1997 . . . . . . . . . . . . . . . . .    33.38        22.25
Second Quarter Ended June 30, 1997 . . . . . . . . . . . . . . . . .    36.25        22.125
Third Quarter Ended September 30, 1997 . . . . . . . . . . . . . . .    37.50        32.38
Fourth Quarter Ended December 31, 1997 . . . . . . . . . . . . . . .    52.25        38.00

     On March 23, 1998, the last reported sale price per share for the Common Stock on the Nasdaq National Market was $66.25 per share. As of March 24, 1998, there were approximately 1800 holders of the Common Stock.

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

                          ITEM 6 -- SELECTED FINANCIAL DATA

     The selected financial data presented below as of and for the year ended December 31, 1997 are derived from the Consolidated Financial Statements of the Company. The selected financial data as of and for the years ended December 31, 1993, 1994, 1995, and 1996 are derived from the financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Report. Due to the significant development and acquisition of additional assets, the data set forth below is not necessary comparable on a year-to-year basis.




                                                                          Year Ended December 31,
                                                                          ------------------
                                                         1993        1994         1995         1996        1997
                                                       -------      -------     -------      -------    ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Gross revenue. . . . . . . . . . . . . . . .           $28,710      $33,180     $38,101      $84,939    $230,148
Net revenues(1). . . . . . . . . . . . . . .            25,847       29,766      34,148       76,138     209,639
Direct advertising expenses. . . . . . . . .            10,901       11,806      12,864       26,468      82,637
General and administrative expenses. . . . .             3,357        3,873       4,645       10,648      18,976
Depreciation and amortization. . . . . . . .             8,000        7,310       7,402       18,286      59,977
Non cash compensation. . . . . . . . . . . .                --           --          --        9,000       8,289
Operating income . . . . . . . . . . . . . .             3,589        6,777       9,237       11,736      39,760
Interest expense . . . . . . . . . . . . . .             9,299       11,809      12,894       19,567      46,400
Other (expense) income, net. . . . . . . . .              (351)        (134)        (46)      (1,398)      2,621
Income (loss) before extraordinary item(2) .            (6,061)      (5,166)     (3,703)      (9,229)     (9,261)
Net income (loss). . . . . . . . . . . . . .            (9,321)      (5,166)     (3,703)     (35,803)     (9,261)
Operating Cash Flow(3) . . . . . . . . . . .           $11,589      $14,087     $16,639      $39,022    $108,026
Operating Cash Flow Margin(4). . . . . . . .             44.8%        47.3%       48.7%        51.3%       51.5%
Capital expenditures . . . . . . . . . . . .             2,004        4,668       5,620        7,178      16,653
Deficiency in coverage of earnings . . . . .             9,321        5,166       3,703       35,803       9,261
FINANCIAL RATIOS:
Percentage of indebtedness to total
       capitalization(5) . . . . . . . . . .            186.7%       153.7%      156.8%        60.6%       63.7%
Ratio of total indebtedness to Operating Cash
       Flow(6) . . . . . . . . . . . . . . .              6.0x         7.1x        6.4x         NM(7)       4.8x
Ratio of Operating Cash Flow to total
       interest(8) . . . . . . . . . . . . .              1.2x         1.2x        1.3x         2.0x        2.3x


                                                                              At December 31,
                                                                              ---------------
                                                         1993        1994         1995         1996        1997
                                                       -------      -------    --------     --------     --------
BALANCE SHEET DATA:

Working capital(9) . . . . . . . . . . . . .            $1,481       $2,787      $4,137      $21,736     $18,078
Total assets . . . . . . . . . . . . . . . .            61,816       68,253      71,050      693,082     940,848
Total long-term debt and other obligations .            69,254       99,669     106,362      349,141     519,974
Redeemable preferred stock . . . . . . . . .            21,505           --          --           --          --
Common stockholders' equity (deficit). . . .           (32,157)     (34,823)    (38,526)     227,088     296,355

                                                        (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(FOOTNOTES FOR PREVIOUS TABLE)

___________

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

 (5) Amounts represent (i) total long-term debt divided by (ii) total long-term debt plus common stockholders' equity (deficit).

 (6) Amounts represent (i) total long-term debt divided by (ii) Operating Cash Flow.

 (7) Ratio of total indebtedness to Operating Cash Flow for the year ended December 31, 1996 is not meaningful as a result of significant acquisitions during 1996.

 (8) Amounts represent the ratio of (i) Operating Cash Flow (ii) interest expense on funded debt.

 (9) Working capital is current assets less current liabilities (excluding current maturities of long-term debt and other obligations).



                  ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the consolidated results of operations of the Company for the three years ended December 31, 1997 and financial condition at December 31, 1997 should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included elsewhere in this Report.

     This Item 7 contains forward-looking statements that involve risks and uncertainties. When used in this Item 7, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could affect such results, performance, or achievements are set forth in "Risk Factors" in the Final Prospectus dated August 15, 1997 filed in connection with the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission (File No. 333-32607).

GENERAL

     The Company has grown significantly since 1989 through the acquisition of outdoor advertising businesses and individual display faces in specific markets, improvements in occupancy and advertising rates, and the development of new display faces in existing markets. Between January 1, 1989 and December 31, 1997, the Company spent in excess of $714 million to acquire additional display faces, increasing the number of its display faces from approximately 600 in 1989 to approximately 33,994 at December 31, 1997. During this period, the Company's net revenues increased from $10.3 million in 1989 to $209.6 million in 1997.

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

HISTORICAL RESULTS OF OPERATIONS

     The following table presents certain operating statement items in the Consolidated Statements of Operations as a percentage of net revenues:

                                                              YEAR ENDED DECEMBER 31,
                                                       1994      1995       1996     1997
                                                      ------    ------    ------   -------
     Net revenues . . . . . . . . . . . . . . .       100.0%    100.0%    100.0%    100.0%
     Direct advertising expenses. . . . . . . .         39.7      37.7      34.8      39.4
     General and administrative expenses. . . .         13.0      13.6      14.0       9.1

     Operating Cash Flow(1) . . . . . . . . . .         47.3      48.7      51.2      51.5
     Depreciation and amortization. . . . . . .         24.5      21.6      24.0      28.6
     Non-cash compensation expense. . . . . . .           --        --      11.8       3.9

     Operating income . . . . . . . . . . . . .         22.8      27.1      15.4      19.0
     Other expense, primarily interest. . . . .         40.2      37.9      27.5      23.4

     Net (loss) income before extraordinary item       (17.4)%   (10.8)%   (12.1)%    (4.4)%


___________

(1)  As defined herein.

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

     Net revenues represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers. Agency commissions on those revenues which are contracted through agencies are typically 15% of gross revenues on local sales and 162 3% of gross revenues on national sales. The Company considers agency commissions as a reduction in gross revenues, and measures its operating performance based upon percentages of net revenues rather than gross revenues.

     Direct advertising expenses consist of the following five categories: lease, production, sales, maintenance and illumination. The lease expense consists mainly of rental payments to owners of the land underlying the signs. The production category consists of all of the costs to produce advertising copy and install it on the display faces. Sales expense consists mainly of the cost of staffing a sales force to sell within a specific market. The maintenance category includes minor repair and miscellaneous maintenance of the sign structures and the illumination category consists mainly of electricity costs to light the display faces. The majority of these direct expenses are variable costs (other than lease costs) that will fluctuate with the overall level of revenues. In 1997, these expenses amounted to the following approximate percentages of net revenues: lease 17.6%, production 10.4%, sales 7.2%, maintenance 2.3% and illumination 1.9%.

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

     At December 31, 1997, the Company had net operating loss and credit carryforwards for federal income tax purposes of approximately $76 million. Included in total net operating loss and credit carryforwards is approximately $35 million of net operating loss and credit carryforwards generated by certain acquired companies prior to their acquisition by the Company. The Company experienced an "ownership change" within the meaning of
Section 382 of the Internal Revenue Code and a limit is imposed on the acquired net operating loss carryforwards. Total carryforwards expire between 2005 and 2011. During the current fiscal year, the Company did not utilize any net operating loss and credit carryforwards.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     Net revenues increased 175.4% to $209.6 million during 1997 compared to $76.1 million in the corresponding 1996 period. This increase was a result of inclusion of approximately $6.9 million of revenues from the Minneapolis
(MN) and Jacksonville (FL) markets which were acquired from NOA Holding Company in April 1996 (the "Naegele Acquisition"). Additionally, $38.5 million is attributable to markets acquired from Outdoor Advertising Holdings, Inc. in October 1996 (the "POA Acquisition") and $62.1 million is attributable to markets acquired from Revere Holdings Corp. in December 1996 (the "Revere Acquisition") and in connection with the Matthew Acquisition, Penn Acquisition, Allied Acquisition and Gaess Acquisition. Revenues from markets acquired in the Memphis/Tunica Acquisition and Swaney Acquisition contributed $16.5 million. The remaining $9.5 million or 12.5% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion of signboard revenues from advertising display faces in the Des Moines (IA), Dallas (TX), Evansville (IN), Chicago
(IL) and Chattanooga (TN) markets which were acquired during in 1996 and 1997. Overall net revenues from tobacco advertising increased to $22.8 million in 1997 compared to $10.0 million in the 1996 period. This increase was due mainly to the inclusion of tobacco revenues from the acquired markets. As a percentage of net revenues, tobacco advertising sales decreased to 10.9% in 1997 compared to 13.2% in the 1996 period.

     The tobacco industry has recently engaged in negotiations to settle litigation against such industry. The tobacco companies have reached a proposed settlement that, upon approval of Congress, will become final and binding. Such proposed settlement would require a total ban of tobacco advertising on outdoor billboards and signs. Any such ban may have a material adverse effect on the Company's revenues at least in the immediate period following the imposition of such ban while alternate sources of advertising are secured. There can be no assurance that the Company will immediately replace such advertising revenue currently attributed to the tobacco industry in the event of a total ban of tobacco advertising on outdoor billboards and signs. Furthermore, even in the even the advertising ban does not take place, state and local governments, including state and local governments in areas where the Company does business, have recently proposed and some have enacted regulations restricting or banning outdoor advertising of tobacco in certain jurisdictions.

     Direct cost of revenues increased to $82.6 million in 1997 compared to $26.5 million in the 1996 period. The Naegele Acquisition and the POA Acquisition accounted for $6.3 million and $12.6 of the increase, respectively. The Revere Acquisition, the Matthew Acquisition, the Penn Acquisition, the Gaess Acquisition, the Memphis/Tunica Acquisition and the Swaney Acquisition accounted for $33.9 million. As a percentage of net revenues, direct cost of revenues increased to 39.4% in 1997 compared to 34.8% in the 1996 period.

     General and administrative expenses increased to $19.0 million in 1997 from $10.6 million in the 1996 period. As a percentage of net revenues, general and administrative expenses decreased to 9.0% in 1997 compared to 13.9% in the 1996 period. This percentage decrease was due to the addition of the new markets' revenues without a significant increase in staffing or other corporate overhead expenses.

     Depreciation and amortization expense increased to $60.0 million in 1997 compared to $18.3 million in the 1996 period. This increase was due to significant increases in the fixed assets and good will as a result of the acquisitions.

     Non-cash compensation for common stock warrants consisted of a $8.3 million non-recurring charge arising from the issuance of stock options and awards to senior level employees. This non-cash charge represents the fair market value of the options and awards on the date of the grant.

     Total interest expense increased to $46.4 million in 1997 compared to $19.6 million in the 1996 period. This increase resulted from increased debt outstanding under the Company's revolving credit facility which was incurred to finance the Revere Acquisition, Matthew Acquisition, Memphis/Tunica Acquisition, Penn Acquisition and Allied Acquisitions and from the issuance by UOI of $225 million 9 3/4 % Senior Subordinated Notes due 2006 in October 1996 and $100 million 9 3/4% Series B Subordinated Notes due 2006 in December 1996 (the "Notes").

     Other expenses increased to $2.6 million in 1997, consisting of $3.1 million of merger costs offset by miscellaneous income.

     The foregoing factors contributed to the Company's $9.3 million net loss in 1997 compared to a $35.8 million net loss in the 1996 period.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     Net revenues increased 123.2% to $76.1 million during 1996 compared to $34.1 million in the corresponding 1995 period. This increase was a result of inclusion of approximately $20.2 million of revenues from the Naegele Acquisition and approximately $13.0 million of revenues from the POA Acquisition. The remaining $8.8 million or 25.8% increase in net revenues was a result of higher advertising rates and occupancy levels on the Company's signboards and inclusion for the three quarters of signboard revenues from the acquisitions of Image Media, Inc. and AdSign, Inc. and a full quarter of signboard revenues from the markets in Des Moines (IA) and Dallas (TX) which were acquired in September 1996. Overall net revenues from tobacco advertising increased to $10.0 million in 1996 compared to $4.5 million in the 1995 period. This increase was due mainly to the inclusion of tobacco revenues from the various markets acquired in 1996 and 1995.
However, as a percentage of net revenues, tobacco advertising sales remained constant at 13.2% in 1996 and 1995.

     Direct cost of revenues increased to $26.5 million in 1996 compared to $12.9 million in the 1995 period. The Naegele Acquisition and the POA Acquisition accounted for $7.3 million and $3.0 million, respectively, of the increase. As a percentage of net revenues, however, direct cost of revenues decreased to 34.8% in 1996 compared to 37.8% in the 1995 period as a result of economies of scale associated with the increased revenues.

     General and administrative expenses increased to $10.6 million in 1996 from $4.6 million in the 1995 period. As a percentage of net revenues, general and administrative expenses increased to 13.9% in 1996 compared to 13.6% in the 1995 period. This percentage increase was due to an increase in staffing required in conjunction with the significant increase in the size of the Company's operations.

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

     Total interest expense increased to $19.6 million in 1996 compared to $12.2 million in the 1995 period. The increase resulted from increased debt outstanding under the credit facility which was incurred to finance the Naegele Acquisition and from the issuance of the Notes.

     Other expenses increased to $1.4 million in 1996, consisting of a $1.7 million one-time charge for expenses arising out of the Naegele Acquisition.

     An extraordinary charge of $26.6 million arose out of the early retirement of UOI's outstanding $65 million 11% Series A Senior Notes due 2003 and the Company's 14% Series A Senior Secured Discount Notes due 2004.

     The foregoing factors contributed to the Company's $35.8 million net income in 1996 compared to a $3.7 net loss in the 1995 period.

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

     Direct advertising expenses increased to $12.9 million in 1995 from $11.8 million in 1994 as a result of higher sales during the 1995 period. As a percentage of net revenues, however, direct advertising expenses decreased to 37.7% in 1995 as a result of economies of scale associated with increased revenues.

     General and administrative expenses in 1995 increased to $4.6 million from $3.9 million in 1994 due to the incremental payroll costs associated with additional employees. As a percentage of net revenues, however, general and administrative expenses increased to 13.6% from 13.0% in the prior year. This increase was primarily due to expenses related to acquisitions.

     Depreciation and amortization expenses increased slightly to $7.4 million in 1995 from $7.3 million in 1994 due to large increases in the fixed assets offset by scheduled depreciation of the older fixed assets.

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

     In May 1997, UOI, LaSalle National Bank ("LaSalle") and Bankers Trust Company, as co-agents ("Bankers Trust" and together with LaSalle, the "Lenders"), agreed to amend and restate the Company's credit facility to provide for an acquisition credit line in the amount of $212.5 million, a working capital revolving credit line of $12.5 million, a swing line of $5.0 million and $75 million term loan (the "Credit Facility"). No amounts have been drawn under the working capital facility. At December 31, 1997, the Company had approximately $191.5 million outstanding under the Credit Facility.

     In August 1997, the Company completed an offering of 5,912,500 shares of Common Stock of which 2,109,105 were primary shares and 3,803,395 were secondary shares (the "August Offering"). Proceeds to the Company from the August Offering totaled approximately $70.2 million. All of the proceeds were used to reduce outstanding indebtedness.

     Net cash provided by operating activities increased to $31.6 million in 1997 from $14.0 million for the 1996 period. Net cash provided by operating activities increased to $14.0 million in 1996 from $7.0 million in the 1995 period. Net cash provided by operating activities reflects the Company's net income adjusted for non-cash items and the use or source of cash for the net change in working capital.

     The Company's net cash used in investing activities of $280.4 million in 1997 includes cash used for acquisitions of $263.7 million and other capital expenditures of $16.7 million. The Company's net cash used in investing activities of $498.0 million in 1996 includes cash used for acquisitions of $490.8 million and other capital expenditures of $7.2 million. The Company's net cash used in investing activities of $9.1 million for the year ended December 31, 1995 included cash used for acquisitions of $1.9 million and other capital expenditures of $5.6 million.

     For the year ended December 31, 1997, $237.2 million was provided by financing activities primarily due to the offering of common stock by the Company and increased borrowings under the Company's credit facilities. For the 1996 period, $495.6 million was provided by financing activities primarily due to the offering of common stock by the Company and increased borrowings under the Company's credit facilities. In 1995, net cash of $2.0 million was provided by financing activities, primarily due to borrowings under the prior credit facility.

     Capital expenditures have been made primarily to develop new structures in each of the Company's markets. The Company intends to continue to develop new structures in its markets and to consider potential acquisitions in the Midwest, Southeast and East Coast regions and contiguous markets.
Management believes that its internally generated funds, together with available borrowings under its credit facility, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the foreseeable future. However, in the event cash from operations, together with available funds under the Company's credit facility are insufficient to satisfy its cash requirements, the Company may obtain funds from additional sources of indebtedness and/or equity offerings by the Company to finance its operations including, without limitation, additional acquisitions.

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

INFLATION

     Inflation has not had a significant impact on the Company over the past three years. The floating rate on the Credit Facility could increase in an inflationary environment, but management believes that because a significant portion of the Company's costs are fixed, inflation will not have a material adverse effect on its operations. However, there can be no assurance that a high rate of inflation in the future will not have an adverse effect on the Company's operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements. SFAS No. 131 requires the disclosure of financial and descriptive information about reportable operating segments. Both SFAS No. 130 and 131 are modifications of disclosure requirements which will have no effect on the results of operations or financial condition of the Company. The Company does not anticipate any significant changes in disclosure as a result of adopting SFAS Nos. 130 and 131.

YEAR 2000 RISK

     The Company has implemented a Year 2000 Program to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 Program to be successfully completed on a timely basis. There can, however, be no assurance that this will be the case.

                          ITEM 8 -- FINANCIAL STATEMENTS AND
                                  SUPPLEMENTARY DATA

                          UNIVERSAL OUTDOOR HOLDINGS, INC.

                         CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Universal Outdoor Holdings, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Universal Outdoor Holdings, Inc. and its subsidiary ("the Company") at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Chicago, Illinois
March 6, 1998

                          UNIVERSAL OUTDOOR HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
                                       ASSETS


                                                     DECEMBER 31,   DECEMBER 31,
                                                        1996           1997
                                                       --------       --------
Current assets:
   Cash and equivalents                                $  11,631     $     89
   Cash held in escrow                                     9,455         -
   Accounts receivable, less allowance
     for doubtful accounts of $2,849 and $2,476           20,927       35,876
   Other receivables                                       1,445        1,761
   Prepaid land leases                                     4,010        9,520
   Prepaid insurance and other                             4,173        3,521
                                                       --------       --------
       Total current assets                               51,641       50,767
Property and equipment, net                              382,555      622,179
Goodwill and intangible assets, net                      233,772      249,485
Other assets, net                                         25,114       18,417
                                                        --------     --------
Total assets                                            $693,082     $940,848
                                                        ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued expenses                                    $  26,532    $  27,177
   Current maturities of long-term debt                   -            12,374
   Accounts payable                                        3,373        5,512
                                                        --------     --------
       Total current liabilities                          29,905       45,063
                                                        --------     --------
Long-term debt and other obligations                     349,141      507,600
Other long-term liabilities                                  485        -
Long-term deferred income tax liabilities                 86,463       91,830
                                                        --------     --------
Commitments and contingencies (Note 14)                     -            -
Stockholders' equity
   Preferred stock, $.01 par value, 10,000,000 shares authorized;
     no shares issued and outstanding                       -            -
   Common stock, $.01 par value, 75,000,000 shares authorized;
    26,814,815 shares issued and outstanding                 239          268
   Warrants                                                9,967        9,499
   Additional paid in capital                            295,162      374,129
   Accumulated deficit                                   (78,280)     (87,541)
                                                        --------     --------
       Total  stockholders' equity                       227,088      296,355
                                                        --------     --------
Total liabilities and stockholders' equity              $693,082     $940,848
                                                        ========     ========


See accompanying notes to consolidated financial statements.

                          UNIVERSAL OUTDOOR HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Dollars and shares in thousands)

                          FOR THE YEARS ENDED DECEMBER 31,


                                                           1995         1996        1997
                                                         -------      -------     --------
Revenues                                                 $38,101      $84,939     $230,148
Less agency commissions                                    3,953        8,801       20,509
                                                         -------      -------     --------
 Net revenues                                             34,148       76,138      209,639
                                                        --------     --------     --------

Operating expenses:
   Direct advertising expenses                            12,864       26,468       82,637
   General and administrative expenses                     4,645       10,648       18,976
   Depreciation and amortization                           7,402       18,286       59,977
   Non-cash compensation expense                           -            9,000        8,289
                                                        --------     --------     --------
                                                          24,911       64,402      169,879
                                                        --------     --------     --------
Operating income                                           9,237       11,736       39,760
                                                        --------     --------     --------
Other expense:
   Interest expense, including amortization
    of bond discount of $3,982, $4,256 and $9             12,234       19,567       46,400
   Other expenses                                            706        1,398        2,621
                                                        --------     --------     --------
       Total other expense                                12,940       20,965       49,021
                                                        --------     --------     --------
Loss before extraordinary item                            (3,703)      (9,229)      (9,261)
Extraordinary loss on early extinguishment of debt         -           26,574           -
                                                        --------     --------     --------
Net loss                                                 $(3,703)    $(35,803)  $ (  9,261)
                                                        ========     =========  ===========
Loss per common and common equivalent share:
Basic loss before extraordinary item                     $ (0.48)   $   (0.58)  $    (0.37)

Basic extraordinary loss                                       -        (1.68)           -
Basic net loss                                           $ (0.48)   $   (2.27)  $    (0.37)
Average common shares outstanding                          7,654       15,787       25,110

                   See accompanying notes to consolidated financial statements.

                                    UNIVERSAL OUTDOOR HOLDINGS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Dollars in thousands)

                                  FOR THE YEARS ENDED DECEMBER 31,


                                                            1995         1996         1997
                                                        --------     --------     --------
Cash flows from operating activities:
   Net loss                                              $(3,703)    $(35,803)     $(9,261)
   Depreciation                                           10,354       13,309       42,347
   Amortization                                            1,690        4,977       17,630
   Noncash compensation expense                            -            9,000        8,289
   Extraordinary loss                                      -           26,574        -
Changes in assets and liabilities, net of effects
     from acquisitions:
     Accounts receivable and other receivables              (762)      (1,200)     (14,137)
     Prepaid land leases, insurance and other               (391)         435       (1,919)
     Accounts payable and accrued expenses                  (188)      (3,308)     (11,350)
                                                        --------     --------     --------
     Net cash from operating activities                    7,000       13,984       31,599
                                                        --------     --------     --------
Cash flows used in investing activities:
   Capital expenditures                                   (5,620)      (7,178)     (16,653)
   Payments for acquisitions, net of cash acquired        (1,925)    (490,813)    (263,706)
   Payment for consulting agreement                       (1,400)       -            -
   Other payments                                           (124)          13        -
                                                        --------     --------     --------
     Net cash used in investing activities                (9,069)    (497,978)    (280,359)
                                                        --------     --------     --------
Cash flows from (used in) financing activities:
   Proceeds from long-term debt offerings                   -         325,255         -
   Long-term debt repayments                                (262)    (117,815)      (2,769)
   Deferred financing costs                                 (336)     (14,590)      (1,751)
   Net borrowings under credit agreements                  2,671      486,052      274,480
   Repayment of credit facilities                          -         (475,713)    (102,980)
   Proceeds from equity offerings                          -          292,417       70,238
                                                        --------     --------     --------
     Net cash from financing activities                    2,073      495,606      237,218
                                                        --------     --------     --------

Net increase (decrease) in cash and equivalents                4       11,612      (11,542)
Cash and equivalents, at beginning of period                  15           19       11,631
                                                        --------     --------     --------
Cash and equivalents, at end of period                $       19      $11,631  $        89
                                                      ==========      =======  ===========

Supplemental cash flow information:
   Interest paid during the period                        $8,196      $10,910      $43,621
                                                      ==========      ========  ==========

                  See accompanying notes to consolidated financial statements.

                              UNIVERSAL OUTDOOR HOLDINGS, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                              (Dollars and shares in thousands)

                                                                           COMMON
                                                              SHARES OF   STOCK AND                                   TOTAL
                                               SHARES OF       COMMON    ADDITIONAL                                STOCKHOLDERS'
                                                COMMON         STOCK      PAID-IN                    ACCUMULATED      EQUITY
                                                 STOCK        B AND C     CAPITAL        WARRANTS      DEFICIT      (DEFICIT)
                                               ---------      ---------  ----------     ---------    -----------   -------------
Balance at December 31, 1994                     7,000                    $  1,451      $   2,500   $  (38,774)    $ (34,823)
Net loss                                                                                                (3,703)       (3,703)
                                                  ------      ------      --------         ------     --------     --------
Balance at December 31, 1995                     7,000                       1,451          2,500      (42,477)      (38,526)
Issuance of Class B and C common shares                        6,000        30,000                                    30,000
Issuance of warrants                                                                        9,000                      9,000
Conversion of Class B and Class C
  common stock shares to common shares             6,000      (6,000)
Initial stock offering proceeds, net of costs
  associated with issuance of $2,082               4,630                    60,353                                    60,353
Exercise of warrants                                 613                     1,533         (1,533)
Secondary stock offering proceeds, net of costs
  associated with issuance of $796                 5,750                   202,064                                   202,064
Net loss                                                                                               (35,803)      (35,803)
                                                  ------      ------      --------         ------     --------     --------

Balance at December 31, 1996                      23,993         -         295,401          9,967      (78,280)      227,088

Issuance of common stock shares,
  net of costs associated with                     2,230                    72,524                                    72,524

Issuance of awards of common stock shares             99                     4,738                                     4,738
Exercise of warrants                                 493                     1,417         (1,417)
Forfeiture of warrants                                                                       (632)                     (632)
Non-cash compensation
  common stock options and warrants                                            317          1,581                     1,898
Net loss                                                                                                (9,261)      (9,261)
                                                  ------      ------      --------         ------     --------     --------

Balance at December 31, 1997                      26,815         -        $374,397         $9,499     $(87,541)    $296,355
                                                  ======      ======      ========         ======     ========     ========


                   See accompanying notes to consolidated financial statements.

                              UNIVERSAL OUTDOOR HOLDINGS, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Dollars in thousands)



NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF THE BUSINESS:

Universal Outdoor Holdings, Inc., was incorporated on May 23, 1991 and through its principal operating subsidiary, Universal Outdoor, Inc. (collectively, the "Company") is engaged principally in the rental of advertising space on outdoor advertising structures. The Company operates in three distinct regions: the Midwest (Chicago, Minneapolis/St. Paul, Indianapolis, Milwaukee, Des Moines, Evansville, IN and Dallas), the Southeast (Orlando, Jacksonville, Ocala and the Atlantic Coast, including Myrtle Beach and the Gulf Coast areas of Florida, Memphis/Tunica and Chattanooga), and the East Coast (New York, Washington D.C., Philadelphia, Northern New Jersey, Wilmington, Salisbury and Hudson Valley, NY).

Historically, manufacturers of tobacco products, principally cigarettes, have been major users of outdoor advertising displays, including displays operated by the Company. The following industries generated significant revenues as a percentage of the Company's total net revenues in 1997: tobacco (10.9%); automotive (10.5%); retail (11.8%); and entertainment (15.4%).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

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

Cash held in escrow in 1996 represents a deposit made by Revere Holding Corp. under an agreement relating to a contemplated acquisition of property. The property was subsequently not acquired and therefore the funds were returned to cash and cash equivalents.

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

   Buildings                        39 years
   Advertising structures           15 years
   Vehicles and equipment          5-7 years

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

OTHER ASSETS

Loan costs incurred in connection with obtaining financing have been deferred and are being amortized on a straight line basis over the life of the loans. Acquisition costs are amortized over five years.

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

EARNINGS PER SHARE

The Company adopted SFAS No. 128 "Earnings Per Share" in the fourth quarter of 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share, including the restatement of prior years. For the years ended December 31, 1997, 1996, and 1995 the presentation of diluted earnings per share was not required.

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during each year. All per share information in these financial statements have been adjusted to give effect to a 16-for-one stock split in July 1996.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation and to reflect the finalization of purchase accounting for 1996 acquisitions. These reclassifications were not significant and had no effect on previously reported net losses.

NOTE 3 - EQUITY OFFERINGS AND DEBT REFINANCINGS:


                                                     1996          1997
                                                 ---------      --------
Proceeds from equity offerings:
    Private investors                            $  30,000
    Initial public offering                         60,353
    Secondary public offering                      202,064      $ 70,238
                                                 ---------      --------
                                                   292,417        70,238
                                                 ---------      --------

Proceeds from long-term debt offerings:
    9 3/4% Senoir Subordinated Debt                223,587
    9 3/4% Series B Senior Subordinated Debt       101,500
    Paramount note                                     168
                                                  ---------
                                                   325,255
                                                  ---------
Proceeds from credit facilities                    486,052       274,480
                                                 ---------      --------
    Total proceeds from financings               1,103,724       344,718
                                                 ---------      --------
Proceeds from financings used for:
    14% Senior Secured Discount Notes repayment     32,718
    11% Senior Notes repayment                      65,000
    Penalty on the early retirement of 11% Senior
           Notes and 14% Senior Secured Notes       18,424
    Mortgage and other                               1,673         2,769
                                                 ---------      --------
                                                   117,815         2,769
Repayment of credit facilities                     475,713       102,980
Financing costs                                     14,590         1,751
                                                 ---------      --------
                                                   608,118       107,500
                                                 ---------      --------
Net financing proceeds                           $ 495,606      $237,218
                                                 =========     =========


In April 1996, the Company sold to private investors 2,984,000 shares of Class B common stock and 3,016,000 shares of Class C common stock for net proceeds of approximately $30 million. The proceeds were used to assist in financing the acquisition of NOA Holding Corp.

In July 1996, the Company completed an initial public offering (IPO) of approximately 4,630,000 shares of its common stock, at a price of $14.50 per share for net proceeds of $60,353. In conjunction with the IPO, the Company effected a 16-for-one stock split. In October 1996, a secondary offering of approximately 5,750,000 shares of the Company's common stock was issued at an offering price of $37.50 per share for net proceeds of $202,064.

In August 1997, an offering of approximately 2,109,000 shares of the Company's common stock was issued at an offering price of $35.00 per share for net proceeds of approximately $70.2 million.

At December 31, 1997 the Company's credit facility provides for a total loan commitment of $305 million with (i) a revolving line of credit facility providing for borrowings of up to $12.5 million, (ii) an acquisition credit line in the amount of $212.5 million which is available under a revolving/term loan facility, (iii) a swing line in the amount of $5 million, and (iv) a term loan agreement totaling $75 million. In 1997, proceeds from credit facilities totaled $274,480, while credit facility repayments totaled $102,980.

In 1996 the Company completed a public offering of $225 million 9 3/4% Senior Subordinated Notes due 2006 for net proceeds of $223,587 in October 1996 and a private offering of $100 million 9 3/4% Series B Subordinated Notes due 2006 for net proceeds of $101,500 in December 1996 (collectively, "the Notes Offerings").

The net proceeds of the 1996 equity offerings and the Notes Offerings together with the proceeds under the available credit facilities were used to redeem all of the outstanding 14% Senior Secured Discount Notes due 2003 at $32,718 and the 11% Senior Notes due 2003 at $65,000, pay the $18,424 related penalty, repay approximately $285 million of the then outstanding credit facility and pay the purchase price of $25 million relating to certain acquisitions which occurred in 1996. The redemptions during 1996 resulted in an extraordinary loss of $26,574.

In 1997, the net proceeds of the equity offerings were used to reduce outstanding indebtedness.

NOTE 4 - ACQUISITIONS:


The Company's wholly owned subsidiary, Universal Outdoor, Inc. ("Universal") completed the following acquisitions for primarily cash during 1996 and 1997:


                                                                     PURCHASE PRICE
                                                                  STOCK              ASSET
                                                ACQUIRED        ACQUISITION      ACQUISITION
Ad-Sign, Inc.                                 January 1996                         $12,500
NOA Holding Corporation                         April 1996      $ 83,295
Iowa Outdoor Displays                       September 1996                           1,794
The Chase Company                           September 1996                           5,800
Trans-Ad, Inc.                                October 1996       239,064
Revere Holding Corporation                   December 1996       123,794
Tanner-Peck LLC                               January 1997                          71,659
Matthew Outdoor Advertising                   January 1997                          40,931
Ad-Craft, Inc.                               February 1997                           5,507
David Klein Outdoor Advertising, Inc.        February 1997                           5,258
Trans-Ad, Inc.                                  March 1997                           7,980
Penn Advertising of Baltimore, Inc.              June 1997        46,500
Swaney Outdoor Advertising LLC                   July 1997                           2,532
Allied Outdoor Advertising, Inc.                 July 1997                          50,938
Visual Outdoor Advertising, Inc.               August 1997         2,398

                                      32



Gaess Outdoor, Inc.                           October 1997                          15,827
Royal Outdoor Advertising                     October 1997                           4,034
Paxson Communications Corporation             October 1997                           4,418
Tagco, Inc.                                  November 1997                           2,733


The aggregate purchase price of the Tanner-Peck, Inc. acquisition also included 100,000 shares of common stock of the Company issued on January 2, 1997, at market value which approximated $2,306 in total.

In March, 1997 the Company acquired $600 of outdoor advertising properties in Florida in exchange for 20,000 shares of the Company's common stock.

The purchase price for accounting purposes was allocated as follows to the assets purchased and the liabilities assumed based upon the estimated fair values on the dates of acquisition. It is expected that revisions to the assets purchased and liabilities assumed will be made during 1998 for acquisitions made in 1997; however, it is not expected that such revisions will have any material effect.


                                                     1996                   1997
                                                   -------                --------
Current assets, other than cash                   $ 22,567                $  2,278
Property and equipment                             323,624                 249,160
Goodwill and other intangibles                     219,406                  33,773
Other assets                                         4,847                     229
Current liabilities                                (32,497)                (13,072)
Net deferred taxes                                 (71,700)                 (8,200)
Long-term debt                                         -                      (547)
                                                 ----------              ----------
                                                  $466,247                $263,621
                                                 ==========              ==========


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

In conjunction with the 1996 and 1997 acquisitions, the Company recorded reserves of approximately $15.1 million to cover anticipated costs of combining its existing business with the acquired outdoor advertising businesses. The reserves relate to liabilities incurred for facility charges ($6.3 million), professional fees ($3.2 million), relocation ($2.3 million), severance ($1.9 million) and other related expenditures ($1.4 million). At December 31, 1997 recorded reserves were approximately $3.3 million.

The following unaudited pro forma financial information includes the results of operations of the 1996 and significant 1997 acquisitions as if the transactions had been consummated as of the beginning of the periods presented after including the impact of certain adjustments such as depreciation of advertising structures, amortization of goodwill and other intangibles, reduction of corporate expenses and interest expense on debt assumed to have been incurred to complete the transactions.

                                                   1996           1997
                                               -----------    -----------
                                               (unaudited)    (unaudited)
Net revenues                                      $189,915      $212,929
Depreciation and amortization                       56,228        61,830
Operating income                                    35,916        47,886
Interest expense                                    50,634        48,376
Loss before income taxes and extraordinary item   $(25,116)     $(11,400)


Basic loss per share before income taxes
  and extraordinary item                         $   (1.00)   $    (0.45)


These unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented and are not intended to project future results.

NOTE 5 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at December 31:

                                                    1996          1997
                                                  --------      --------
   Outdoor advertising structures                 $390,963      $657,928
   Land and capitalized land lease costs            12,130        14,317
   Vehicles and equipment                           12,744        18,462
   Building and leasehold improvements              11,087        14,123
   Display faces under construction                    748         2,831
                                                 ---------     ---------
                                                   427,672       707,661
   Less accumulated depreciation                    45,117        85,482
                                                 ---------     ---------
                                                  $382,555      $622,179
                                                 =========      ========


NOTE 6 - GOODWILL AND INTANGIBLE ASSETS:

Goodwill and intangible assets consist of the following at December 31:

                                                     1996          1997
                                               -----------     ---------
   Non-compete agreements                      $     6,642     $   9,084
   Goodwill                                        236,672       260,504
                                               -----------     ---------
                                                   243,314       269,588
   Less accumulated amortization                     9,542        20,103
                                               -----------     ---------
                                               $   233,772     $ 249,485
                                               ===========     =========


NOTE 7 - OTHER ASSETS:

Other assets consist of the following at December 31:

                                                    1996          1997
                                                   --------      -------
   Financing costs                                 $24,980       $17,722
   Deposits                                          5,073           457
   Other                                             4,815         6,987
                                                   --------      -------
                                                    34,868        25,166
   Less accumulated amortization                     9,754         6,749
                                                   --------      -------
                                                   $25,114       $18,417
                                                   ========      =======


NOTE 8 - ACCRUED EXPENSES:

Accrued expenses consist of the following at December 31:


                                                     1996          1997
                                                  --------      ---------
   Interest payable                                 $5,667     $   6,641
   State and other taxes payable                     4,070         4,216
   Merger costs                                          -         3,100
   Employee compensation and related taxes           2,479         2,582
   Deferred revenue                                  2,114         2,366
   Accrued leases                                    1,599         2,640
   Severance and relocation                          2,121             -
   Professional services                             1,935             -
   Lease and maintenance                             2,392         2,317
   Other                                             4,155         3,315
                                                  --------      ---------
                                                  $ 26,532      $ 27,177
                                                  ========      ========

                                      35

NOTE 9 - LONG-TERM DEBT AND OTHER OBLIGATIONS:

Long-term debt and other obligations consist of the following at December 31:


                                                                  1996          1997
                                                                ---------      ---------
   9 3/4% Senior Subordinated Notes due 2006, net of
    discount of $1,389                                           $223,611      $223,752
   9 3/4% Series B Senior Subordinated Notes due 2006,
    net of premium of $1,487                                      101,487       101,337
   Revolving Credit Loan                                              -         122,500
   Acquisition Term Loan                                           20,000        69,000
   Other obligations                                                4,043         3,385
                                                                 --------      --------
                                                                  349,141       519,974
   Less current maturities of long-term
     debt and other obligations                                       -          12,374
                                                                ---------      --------
                                                                $ 349,141      $507,600
                                                                =========      ========

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

The Senior Notes are general unsecured obligations of the Company and are subordinated to all existing and future Senior Debt, including the indebtedness under the credit facilities. The indenture governing the Senior Notes contains certain restrictive covenants including, among others, limitations on additional debt incurrence, restrictions on distributions to shareholders, the creation of liens, the merger or sale of substantially all of the Company or its operating subsidiaries assets and engaging in certain transactions with affiliates.

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

CREDIT FACILITIES

In October 1996, the Company amended and restated its existing credit facilities to provide for a total loan commitment of $230 million with (i) a revolving line of credit facility providing for borrowings of up to $12.5 million, (ii) an acquisition credit line in the amount of $212.5 million which is available under a revolving/term loan facility and (iii) a swing line in the amount of $5 million. In May 1997, the Company entered into a term loan agreement totaling $75 million, increasing the total loan commitment to $305 million. $3 million of the term loan matures every quarter through September 30, 2003, with the remaining maturing on September 30, 2004. Approximately $212.5 million of the credit facility matures on September 30, 2003 with the remaining amount maturing on September 30, 2004. As of December 31, 1997, the Company had drawn down $122.5 million under the acquisition credit facility, $69 million under the term loan and had no borrowings under the revolving credit facility or the swing line of credit.


The loans under the revolving credit facility and acquisition term loan bear interest at the rate per annum equal to the prime rate or euro dollar rate, plus an additional 0% to 2.75% depending on the leverage ratio of the Company as defined in the credit facility agreement. The interest rate in effect during 1997 ranged from 7.5 % to 10%. Interest on the credit facility is payable upon the date of maturity.

Each of the revolving credit facility and the acquisition credit facility are secured by a first priority lien on the assets of the Company and upon the existence of certain conditions, a pledge of the common stock of the Company held by certain management shareholders, as well as the pledge of the Company's stock. Borrowings under the new credit facility are subject to certain restrictive covenants including, among others, a minimum fixed charge ratio, a minimum adjusted EBITDA and maximum senior leverage ratio. The new credit facility contains certain restrictive covenants including, among others, limitations on additional debt incurrence, restrictions on distributions to shareholders, the creation of liens, the merger or sale of substantially all of the Company's assets and engaging in certain transactions with affiliates.

Commitment fees are 1/2 percent on the unused portion of the acquisition credit line and the revolving credit facility.

Net debt issuance costs of $14,100 were capitalized in 1996 and are being amortized on a straight-line basis over the term of the debt.

Future maturities of long-term debt and other obligations as of December 31, 1997 are as follows:


     1998                                        $  12,374
     1999                                          179,809
     2000                                              364
     2001                                              201
     2002                                              157
     2003 and thereafter                           327,069
                                                 ----------
     Total                                        $519,974
                                                 ==========


NOTE 10 - LEASE COMMITMENTS:

Rent expense totaled $4,600, $13,002 and $36,660 in 1995, 1996 and 1997, respectively. Minimum annual rentals under the terms of noncancelable operating leases with terms in excess of one year in effect at December 31, 1997 are payable as follows:


     Year                                          Capital     Operating
     ----                                          -------     ---------

     1998                                          $  59       $   620
     1999                                            118           613
     2000                                            159           542
     2001                                             -            359
     2002 and thereafter                              -            733
                                                   -------     ---------

       Total minimum lease payments                  336
      Less:  current portion                          59
                                                   -------     ---------
      Long-term capitalized lease obligations       $277        $2,867
                                                   =======     =========

NOTE 11- INCOME TAXES:

The Company incurred a net operating loss in 1995, 1996 and 1997; therefore, no provision for income taxes was required.

Deferred tax assets (liabilities) consist of the following at December 31:


                                                    1996         1997
                                                   ------       ------
     Deferred tax liabilities:
     Property and equipment                       $(99,212)    $(101,820)
                                                  --------     ---------
       Total deferred tax liabilities             $(99,212)    $(101,820)
                                                  --------     ---------
     Deferred tax assets:
     Bad debts                                         897         1,153
     Non-deductible accrued expenses                 2,140           969
     Goodwill and intangibles                        6,112         3,941
     Warrants                                        3,600         3,927
     Operating loss and credit carryforwards        19,865        19,865
                                                  --------     ---------
       Total deferred tax assets                    32,614        29,855
                                                  --------     ---------
     Valuation allowance                           (19,865)      (19,865)
                                                  --------     ---------
       Net deferred tax liabilities               $(86,463)     $(91,830)
                                                  ========     =========

The Company has established a valuation allowance against its operating loss and credit carryforwards following an assessment of the likelihood of realizing such amounts. In arriving at the determination as to the amount of the valuation allowance required, the Company considered its past operating history as well as the costs of integrating significant acquisitions made in 1996 and 1997, statutory restrictions on the use of operating losses from acquisitions acquired during the year, tax planning strategies and its expectation of the level and timing of future taxable income.

At December 31, 1997, the Company had net operating loss and credit carryforwards for federal income tax purposes of approximately $76 million. Included in total net operating loss carryforwards is approximately $35 million of operating loss and credit carryforwards generated by certain acquired companies prior to their acquisition by the Company. Total carryforwards expire between 2005 and 2011. During the current fiscal year, the Company did not utilize any net operating loss or credit carryforwards.

The Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code. As such, the utilization of net operating loss carryforwards are subject to an annual limitation based upon the value of the Company on the change date. The acquisition of Outdoor Advertising Holdings, Inc. and Revere Holding Corp. resulted in an "ownership change" and a limitation is imposed on the acquired net operating loss carryfowards in these acquisitions. Furthermore, the Company's use of the net operating loss carryforwards are subject to limitations applicable to corporations filing consolidated federal income tax returns.

NOTE 12 - WARRANTS AND OPTIONS:

The following table summarizes the Company's warrant activity:

                                                                 EXERCISE
                                               1996               PRICE              1997
                                            ---------           ---------          ---------
Number of shares under warrants:
Beginning of year                           1,000,000           $.000625           2,857,808
Granted                                     2,470,608              $5.00              44,000
Exercised                                    (612,800)                              (510,730)
Canceled/expired                                  -                                 (173,499)
                                            ---------                              ---------
Warrants outstanding at end of year         2,857,808                              2,217,579
                                            =========                              =========

   Warrants exercisable at end of year      2,857,808                              2,217,579
                                            =========                              =========

 In 1994, the Company issued 1,000,000 warrants which expire on July 1, 2004. The warrants were assigned, based on market conditions at the time of grant, a value of $2,500. Each warrant entitles the holder to purchase one share of common stock (the "warrant share"). In July 1996, a total of 612,800 warrants were exercised into warrant shares. In July 1997, the remaining 387,200 warrants were exercised into warrant shares.

In April 1996, key executives and employees were granted 2,470,608 warrants to purchase common shares (the "1996 Warrant Plan"). Each warrant is fully exercisable into one share of common stock at a warrant exercise price of $5.00 per share. In June 1997, the Company filed a Registration Statement on Form S-8 to register 500,000 shares of the Company's common stock to be issued under the Company's Equity Incentive Plan. During 1997, the Company issued 44,000 options for common stock at an exercise price of $0.01 per share. In addition, the Company issued 93,300 options for common stock at an exercise price of $35.00 per share. The 44,000 shares vested immediately and the 93,300 shares vest ratably over a three year period. At December 31, 1997 no options have been exercised under the Company's Equity Incentive Plan.

In December 1997, the Company issued 147,838 shares of restricted stock to senior level employees. The restricted stock vests after one year from the date of the grant.

The fair value of each warrant, option or restricted stock was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1997.


                                                      1996          1997
                                                    ------        ------
   Risk free interest rate                           6.28%         5.59%
   Expected lives (years)                                7           1-3
   Volatility                                       39.42%        58.52%
   Dividend yield                                        0             0


NOTE 13 - COMMON STOCK OFFERING:

On August 15, 1997, the Company completed an offering of 5,912,500 shares of Common Stock of which 2,109,105 were primary shares and 3,803,395 were secondary shares (the "August Offering"). Proceeds to the Company from the August Offering totaled approximately $70.2 million. All of the proceeds were used to reduce outstanding indebtedness.

NOTE 14 - CONTINGENCIES:

The Company is subject to various other claims and routine litigation arising in the ordinary course of business. Based on the advice of counsel, management does not believe that the result of such other claims and litigation, individually or in the aggregate, will have a material effect on the Company's business or its results of operations, cash flows or financial position.

NOTE 15 - DEFINED CONTRIBUTION PLAN:

The Company sponsors a qualified 401(k) plan available to substantially all full-time employees. Participants may contribute up to 15% of their annual salary to the plan. The Company matches 50% of the first $2,000 contributed by the participant at the end of the plan year.

NOTE 16 - QUARTERLY FINANCIAL DATA (unaudited):

Summarized quarterly financial data for 1997 is as follows:


(In thousands, except per share data)               FIRST        SECOND    THIRD   FOURTH
1997
  Net revenues                                     $44,008       $53,105  $55,635  $56,891
  Operating income                                   8,303        14,069   12,058    5,330
  Loss before extraordinary item                    (2,250)        3,148     (402)  (9,757)
  Net loss                                          (2,250)        3,148     (402)  (9,757)

  Per Share:
  Basic income (loss) before extraordinary item      ($.09)         $.12     ($.01)   ($.37)
  Basic net income (loss)                            ($.09)         $.12     ($.01)   ($.37)
  Weighted average shares outstanding               24,096        25,872    26,942   26,716


In the third quarter of 1997, the Company recorded a non-cash compensation charge in the amount of $1.6 million relating to management warrants.

In the fourth quarter of 1997, the Company recorded a non-cash compensation charge in the amount of $7.3 million related to management awards and options.

Summarized quarterly financial data for 1996 is as follows:


(In thousands, except per share data)                FIRST        SECOND         THIRD       FOURTH
                                                     -----        ------         -----       ------
1996
----
  Net revenues                                      $8,427       $17,812        $18,643      $31,256
  Operating income                                   1,597        (1,638)         5,874        5,903
  Income (loss) before extraordinary item           (2,008)       (8,148)         1,991       (1,064)
  Net income (loss)                                 (2,008)       (8,148)           591      (26,238)
  Per Share:
  Basic income (loss) before extraordinary item      ($.26)       ($1.06)          $.10      ($  .04)
  Basic net income (loss)                            ($.26)       ($1.06)          $.03       ($1.08)
  Weighted average shares outstanding                7,654         7,654         19,297       24,343


In the third quarter of 1996, the Company recorded a non-cash compensation charge in the amount of $9 million relating to management warrants.

In 1996, the Company recorded an extraordinary loss of $26,574 related to the early retirement of the 11% Senior Notes and the 14% Senior Secured Notes.

NOTE 17 - SUBSEQUENT EVENTS:

In January 1998, the Company acquired approximately 16 advertising display faces located in and around New York City, New York. The purchase price was approximately $8.5 million in cash.

In February 1998, the Company acquired a total of 2,500 display faces for $32.5 million in cash with ad rights at airports in Chicago, Atlanta, Dallas, Denver, Newark, Boston, and Aspen.

In October 1997, the Company announced an agreement to merge with Clear Channel Communications, Inc., a San Antonio based diversified media company. The Company received shareholder approval for the merger on February 6, 1998. The merger is expected to be completed in the first quarter of 1998.


               ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                       PART III

                     ITEM 10 -- EXECUTIVE OFFICERS AND DIRECTORS

     The table below sets forth certain information with respect to the directors and executive officers of the Company.



NAME                     AGE                       POSITION                           YEARS WITH THE
                                                                                        COMPANY
Daniel L. Simon* . .      46    Chief Executive Officer, President and Director            24
Brian T. Clingen . .      38    Vice President, Chief Financial Officer and Director        9
Paul G. Simon* . . .      44    Vice President, Secretary and General Counsel               7
Michael J. Roche . .      46    Director                                                    3
Frank K. Bynum, Jr..      34    Director                                                    1


_________________

 *   Daniel L. and Paul G. Simon are brothers.

**   Became a director in 1996.

     Mr. Daniel Simon, a founder and a principal beneficial stockholder of the Company, has been the President of the Company since 1989 and a director since its formation. Mr. Simon has 24 years of experience in the outdoor advertising industry and serves on the executive and legislative committees of the Outdoor Advertising Association of America.

     Mr. Clingen has served as Vice President and Chief Financial Officer of the Company since December 1987 and as a director since 1990. From 1983 to 1987, Mr. Clingen worked for Elmore Group ("Elmore"), a diversified property and service company, and served as Chief Financial Officer of an Elmore subsidiary. Mr. Clingen is a certified public accountant.

     Mr. Paul Simon has been Vice President and General Counsel of the Company since 1989 and has served as Secretary of the Company since July 1991. Mr. Simon was in the private practice of law in Illinois from 1978 to 1989, specializing in commercial litigation, general corporate matters, real estate and mergers and acquisitions. Mr. Simon represented the Company as outside counsel from 1981 to 1989.

     Mr. Roche has been National Marketing Manager (Licensed Businesses) for Sears, Roebuck and Co. since 1985. Prior thereto, he was an Assistant Marketing Manager from 1984 to 1985 and a National Sales Promotion Manager from 1980 to 1984 for Sears, Roebuck and Co. Mr. Roche has been a director of the Company since November 1993.

     Mr. Bynum has been a director of the Company since July, 1996. Mr. Bynum has been a Vice President of Kelso & Company, L.P. since July 1991, and was an Associate of Kelso & Company, L.P. from October 1987 to July 1991. He is a director of Hosiery Corporation of America, Inc., IXL Holdings, Inc. and United Refrigerated Services, Inc.

     Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors. All directors serve terms of one year or until the election of their respective successors.

     On December 23, 1992, Kelso & Companies, Inc., the general partner of Kelso & Company, L.P., and its chief executive officer, without admitting or denying the findings contained therein, consented to an administrative order in respect of an inquiry by the SEC relating to the 1990 acquisition of a portfolio company by an affiliate of Kelso & Companies, Inc. The order found that the tender offer filing by Kelso & Companies, Inc. in connection with the acquisition did not comply fully with the SEC's tender offer reporting requirements, and required Kelso & Companies, Inc. and its chief executive officer to comply with these requirements in the future.

     The Company has an agreement with Kelso & Company, L.P. that permits Kelso & Company, L.P. to nominate two persons for the Board of Directors to be voted upon by the shareholders. Mr. Bynum has been retained as a director of the Company as a result of such agreement. The agreement also provides that at least one of such nominees, if elected to the Board of Directors, will also serve on the Company's compensation committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on the Company's review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the period ended December 31, 1997 or written representations from certain reporting persons that no Forms
5 were required to be filed by those persons, the Company believes that during the period ended December 31, 1997, no transactions were reported late.

                          ITEM 11 -- EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation paid during 1995, 1996 and 1997 to the Company's Chief Executive Officer and each other executive officer whose total annual salary and bonus that year exceeded $100,000.

                              SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM
                                                            ANNUAL COMPENSATION                   COMPENSATION
                                                                                                     AWARDS
                                           YEAR                                    ALL OTHER    RESTRICTED STOCK
        NAME AND                                      SALARY             BONUS    COMPENSATION       AWARDS
   PRINCIPAL POSITION                                   ($)                ($)        (1)
Daniel L. Simon . . . . . . . . . .       1997       $272,918             $0       $1,000
President and Chief . . . . . . . .       1996        224,379              0        1,000
   Executive Officer. . . . . . . .       1995        224,379              0        1,000

Brian T. Clingen. . . . . . . . . .       1997        197,918              0        1,000
Chief Financial Officer and . . . .       1996        145,128              0        1,000
   Vice President . . . . . . . . .       1995        145,128              0        1,000

Paul G. Simon . . . . . . . . . . .       1997        192,405              0        1,000          2,375,000
Vice President, Secretary . . . . .       1996        158,176              0        1,000
   and General Counsel. . . . . . .       1995        158,176              0        1,000

Cindy Ogle. . . . . . . . . . . . .       1997        189,496              0        1,000          1,596,903
Vice President, Operations. . . . .       1996        140,005              0        1,000
                                          1995        105,207              0        1,000

_________

(1) Represents contributions made by the Company on behalf of the named executive officers to a 401(k) plan.

     The Company currently maintains two life insurance policies covering Daniel L. Simon, each in the amount of $2.5 million. The Company is the sole beneficiary under each policy. Pursuant to a buy-sell agreement between the Company and Mr. Simon, the Company has agreed to use up to $3.5 million of the proceeds from these policies to purchase a portion of Mr. Simon's shares of common stock of the Company from his estate.

     For their services as directors, the members of the Board of Directors who are not employees of the Company or affiliates of Kelso & Company, L.P. are paid an aggregate of $10,000 annually. All directors are reimbursed for reasonable expenses associated with their attendance at meetings of the respective Boards of Directors.

       AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 1997 AND
                            FISCAL YEAR END OPTION VALUES



                                                    NUMBER OF SHARES                 VALUE OF UNEXERCISED IN-
                                                    UNDERLYING UNEXERCISED           THE-MONEY OPTIONS AT
                                                    OPTIONS AT DECEMBER 31,          DECEMBER 31, 1997
                                                    1997

                  SHARES
                  ACQUIRED
                  ON               VALUE
NAME              EXERCISE         REALIZED         EXERCISABLE   UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE

Paul G. Simon     105,852          $3,698,180       0             0                  0              0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee for 1997 consisted of Frank K. Bynum and Michael J. Roche. No executive officer of the Company served as a director or member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 1997.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors is responsible for viewing and approving the amount and type of Compensation to be paid to the Company's executive officers. The Compensation Committee was formed in July 1966 in connection with the IPO.

     It is the policy of the Compensation Committee to establish and maintain compensation programs for senior management that operate in the best interests of the Company and its stockholders in achieving the Company's long-term business objectives. To that end, the Committee has developed a compensation program designed to attract and retain highly qualified individuals while providing the economic incentive policies which will reward management and provide additional incentives for the enhancement of stockholder values.

     The key components of the Company's compensation program are base salary and equity participation. These components are administered with the goal of providing total compensation that is competitive in the marketplace, while providing the opportunity to earn above-average rewards when merited by the Company's performance. The marketplace is defined by comparing the Company to a group of corporations with similar characteristics. The intent is to deliver total compensation that will be in the mid to upper range of pay for peer companies when merited by the Company's performance. The Compensation Committee reviews the elements of executive compensation annually to ensure that the total compensation program, and each of its elements, meets the overall objectives discussed above.

     In its determination of the amount of compensation to be paid to the executive officers of the Company in 1997, the Compensation Committee took into consideration that fact that the responsibilities given to such officers increased in amount and complexity in connection with significant acquisitions completed during 1996 and 1997. The Compensation Committee reviewed such responsibilities and concluded that the executive officers should be given additional compensation to reflect their increased obligations.

     Benefits offered to executives are largely those that are offered to the general employee population, such as group health and life insurance coverage and participation in the Company's 401(k) Plan. These benefits are not tied directly to corporate performance.

              ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                  AND MANAGEMENT

     The table below sets forth the number and percentage of outstanding shares of the Company's common stock that will be beneficially owned by (i) each director of the Company, (ii) each executive officer identified in Item 11 of this Report, (iii) all directors and executive officers of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of the Company's common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of the Company's common stock indicated as beneficially owned by them, except as otherwise noted.


                                              BENEFICIAL OWNERSHIP OF COMMON STOCK
NAME OF BENEFICIAL OWNER                      NUMBER OF           PERCENT OF
                                              SHARES              CLASS
------------------------                      ------------------------------------
Daniel L. Simon . . . . . . . . . . . . . .   7,583,391(1)         26.3%
311 S. Wacker Drive, Suite 6400
Chicago, Illinois 60606

Brian T. Clingen. . . . . . . . . . . . . .   1,116,413 (2)         3.9%

Paul G. Simon . . . . . . . . . . . . . . .      88,627 (3)           (5)

Cindy Ogle. . . . . . . . . . . . . . . . .      38,599 (4)           (5)

Michael J. Roche. . . . . . . . . . . . . .       2,000               (5)

Frank K. Bynum, Jr. . . . . . . . . . . . .      30,000               (5)

All directors and executive
   officers as a group (6 persons)  . . . .   7,902,625            27.5%


____________

(1) Daniel L. Simon's beneficial ownership includes 4,658,940 shares that he owns directly, 32,520 shares held by The Simon Family Foundation of which he is a director, 88,000 shares held by The Simon Family Limited Partnership of which he is a general partner, 1,847,526 shares issuable to him upon exercise of the warrants issued pursuant to the Amended and Restated 1996 Warrant Plan (the "Management Warrants"), 630,352 shares over which he has voting control pursuant to certain voting trust agreements with Brian T. Clingen and 326,053 issuable to Brian T. Clingen upon exercise of the Management Warrants over which Daniel L. Simon has voting control pursuant to certain voting trust agreements.

(2) Brian T. Clingen owns 630,352 shares directly, 35,000 shares held by The Clingen Family Foundation of which he is a director, 326,053 shares issuable to him upon exercise of the Management Warrants, and 125,008 shares held by The Clingen Family Limited Partnership of which he is a general partner. The voting rights for shares directly held by Mr. Clingen and shares issuable to him upon exercise of The Management Warrants have been granted to Daniel L. Simon pursuant to a voting trust agreement.

(3) Paul G. Simon owns 88,627 shares directly including 33,775 shares issued to him pursuant to the 1997 Equity Plan.

(4) Cindy Ogle owns 38,599 shares directly, including 33,774 issued to her on December 10, 1997 and 4,825 shares to be issued to her on January 5, 1998, in each case pursuant to the 1997 Equity Incentive Plan.

(5)  Represents less than 1% of Parent's common stock.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 5, 1996, Parent issued to Kelso Investment Associates V, L.P. ("KIA V") and Kelso Equity Partners V, L.P. ("KEP V") and certain individuals designated by Kelso & Company, L.P. (the "Kelso Designees") 186,500 shares of Company Class B Common Stock and 188,500 shares of Company Class C Common Stock (prior to a subsequent 16 for 1 stock split) in exchange for $30,000,000. At such time, the Company also agreed to pay a one-time fee of $1,250,000 in cash and an annual fee of $150,000 to Kelso & Company, L.P., an affiliate of KIA V and KEP V, for consulting and advisory services to the Company. Mr Bynum, a director of the Company, is Managing Director and Vice President, respectively, of Kelso & Company, L.P., limited partners of the general partner of KIA V and limited partners of KEP V.

     In July 1996, the Company entered into agreements with KIA V, KEP V and certain individual shareholders relating to certain rights of KIA V, KEP V and such individual shareholders as holders of Class B Common Stock and Class C Common Stock of the Company. Pursuant to such agreements, Parent agreed to reclassify the shares of Class B Common Stock and Class C Common Stock into a total of 6,000,000 shares of the Company's common stock, of which 2,500,000
were sold in the IPO.   Pursuant to such agreements, the annual consulting
and advisory fee of $150,000 payable to Kelso & Company, L.P. was terminated but Kelso & Company, L.P.'s reimbursement of expenses and indemnification rights in connection therewith remained in effect. In connection with the IPO, Kelso & Company, L.P. received a one-time fee of $650,000. In addition, as a result of the reclassification, KIA V, KEP V and such individual shareholders have the same rights as holders of the the Company's common stock. In connection with the reclassification, KIA V, KEPV and such individual shareholders were granted four demand registration rights, were granted "piggy-back" registrations rights and KIA V was granted the right to nominate two persons for seats on the Board of Directors of the Company, and consequently of the Company, to be voted upon by the stockholders, with one of such directors, if elected, to be a member of the Compensation Committee of the Board of Directors of the Company.

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

     All of the transactions described above were approved by the Company's independent outside directors. The Company will not engage in transactions with its affiliates in the future unless the terms of such transactions are approved by a majority of its independent outside directors. In addition, the Credit Facility and indentures governing the Notes impose limitations on the Company's ability to engage in such transactions.

                                       PART IV

           ITEM 14 - EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)

     (1) Audited consolidated balance sheets and related consolidated statements of cash flows and changes in stockholder's equity at December 31, 1996 and 1997 and consolidated results of operations each of the three years in the period ended December 31, 1997.

     (2)  None

     (3)  Exhibits required by Item 601 of Regulation S-K.

                                   LIST OF EXHIBITS

 EXHIBIT
  NUMBER                          DESCRIPTION
--------- ----------------------------------------------------------
   2.1    Plan and Agreement of Merger, dated November 18, 1993,
          between the Company and Universal Outdoor II, Inc. (filed
          as Exhibit 2 to UOI's Registration Statement on Form S-1
          (Commission File No. 33-72710) and incorporated herein by
          reference)

   2.2    Agreement and Plan of Merger between the Company,
          Universal Acquisition Corp. and Outdoor Advertising
          Holdings, Inc. dated August 27, 1996 (filed as Exhibit 2.5 to Amendment No. 2 to the Company's Registration Statement
          (File No. 333-12457) on Form S-1 the "Company Registration
          Statement")and incorporated herein by reference)

   2.3 Option and Asset Purchase Agreement between the Company and the Memphis/Tunica Sellers dated September 12, 1996
          (filed as Exhibit 2.6 to the Company Registration
          Statement and incorporated herein by reference)

   2.4    Asset Purchase Agreement among Mountain Media, Inc., d/b/a
          Iowa Outdoor Displays, Robert H. Lambert and the Company dated September 12, 1996 (filed as Exhibit 2.4 UOI's
          Registration Statement on Form S-1 (File No. 333-21717)
          (the "UOI Registration Statement") and incorporated herein by reference)

   2.5    Asset Purchase Agreement between the Company and The Chase
          Company dated September 11, 1996 (filed as Exhibit 2.8 to the Company Registration Statement and incorporated herein by reference)

   2.6 Stock Purchase Agreement, dated as of November 22, 1996, among Revere, the Company and the stockholders of Revere
          (filed as Exhibit 2.6 to the UOI Registration Statement and incorporated herein by reference)


   2.7 Asset Purchase Agreement, dated as of December 10, 1996, among Matthew, Matthew Acquisition Corp. and the Company
          (filed as Exhibit 2.7 to the UOI Registration Statement and incorporated herein by reference)

   2.8    Stock Purchase Agreement dated as of June 3, 1997 among
          Florida Logos, Inc., The Lamar Corporation, Lamar
          Advertising Company and the Company (filed as Exhibit 2.11 to the Company's Registration Statement on Form S-3, dated
          August 12, 1997 (File No. 333-32607) and incorporated herein by reference)

   2.9 Agreement to purchase certain assets, dated as of June 30, 1997 among Amelia Newman, Marilyn Cole, Universal Outdoor
          (N.Y.) Advertising Acquisition Corporation, the Company and Allied Outdoor Advertising, Inc. (filed as Exhibit 2.2 to the UOI's Report on Form 10-Q for the quarter ended
          June 30, 1997 and incorporated herein by reference)

   3.1    Third Amended and Restated Certificate of Incorporation
          (filed as Exhibit 3.1 to the Company's Registration
          Statement and incorporated herein by reference)

   3.2 Second Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement and incorporated herein by reference)

   4.1    Indenture of Trust between United States Trust Company of
          New York as trustee, and the Company, dated as of October
          16, 1996, relating to the $225 million 9 3/4% Senior
          Subordinated Notes due 2006 (the "October Notes") (filed as Exhibit 4.1 to Amendment No. 2 to UOI's Registration
          Statement on Form S-1 (File No. 333-12427) and incorporated herein by reference)

   4.2    Indenture of Trust between United States Trust Company of
          New York, as trustee, and the Company, dated as of December 16, 1996, relating to the $100 million 9 3/4%
          Series B Senior Subordinated Notes due 2006 (the "December
          Notes") (filed as Exhibit 4.1 to UOI's Registration
          Statement and incorporated herein by reference)

   4.3    Specimen of October Note (included in Exhibit 4.1)

   4.4    Specimen of December Note (included in Exhibit 4.2)

   10.1 Term Loan Agreement among UOI, various lending institutions, LaSalle National Bank as Co-Agent and
          Bankers Trust Company as Agent, dated as of May 21, 1997
          (filed as Exhibit 10.7 to Post-Effective Amendment No. 5 to the Company's Registration Statement on Form S-1 (File
          No. 33-93852) and incorporated herein by reference)

   10.2 Agreement Regarding Tax Liabilities and Payments dated as of November 18, 1993 by and between Parent and the Company
          (filed as Exhibit 10(f) to the UOI's Form S-1 Registration
          Statement (File No. 33-72710) and incorporated herein by reference)




   10.3   Registration Rights Agreement among the Company, KIA V,
          KEP V, Daniel L. Simon, Brian T. Clingen and Paul G. Simon
          (filed as Exhibit 10.10 to Amendment No. 2 to the
          Company's Registration Statement and incorporated herein by reference)

   10.4 Amended and Restated Credit Agreement among the Company, various lending institutions, LaSalle National Bank as Co-
          Agent and Bankers Trust Company as Agent, dated as of May
          21, 1997 (filed as Exhibit 10.8 to Post-Effective
          Amendment No. 5 to the Company's Registration Statement on
          Form S-1 (File No. 33-93852) and incorporated herein by reference)

   21.1   Subsidiaries of the Registrant

   23.1   Consent of Price Waterhouse LLP

   27     Financial Data Schedule




(b) Reports on Form 8-K that have been filed during the last quarter of the period covered by this Report:

     Report on Form 8-K dated October 23, 1997 announcing merger with Clear Channel

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNIVERSAL OUTDOOR HOLDINGS, INC.

                              By:   /S/ DANIEL L. SIMON
                                  ----------------------------------------
                                              Daniel L. Simon
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



     Signature                              TITLE                                Date
 /s/ Daniel L. Simon
------------------------------
Daniel L. Simon                    President and Chief Executive           March 27, 1998
                                     Officer (Principal Executive
                                     Officer) and Director

/S/ BRIAN T. CLINGEN
------------------------------
Brian T. Clingen                   Vice President and Chief Financial      March 27, 1998
                                     Officer (Principal Financial and
                                     Accounting Officer) and Director

------------------------------       Director                              March   , 1998
Michael J. Roche


/S/ FRANK K. BYNUM, JR.
------------------------------
Frank K. Bynum, Jr.                  Director                              March 27, 1998

                                      53